Form 10-Q
period 2012-06-30
Nostalgia Family Brands, Inc.
filed 2012-12-06
CIK 1544861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-54857

NOSTALGIA FAMILY BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3999874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Pape Drive Atlantic Highlands, New Jersey	07716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(732) 291-3661

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2012
Common stock, $0.001 par value per share	3,800,000

TABLE OF CONTENTS

		Page
Part I
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1
	Condensed Statement of Operations for the three and six month periods ended June 30, 2012 and June 30, 2011 (Unaudited)	2
	Condensed Statement of Operations for the period November 5, 2010 (inception) to June 30, 2012 (Unaudited)	3
	Condensed Statement of Cash Flows for the six month periods ended June 30, 2011and June 30, 2012, and the period November 5, 2010 (inception) through June 30, 2012 (Unaudited)	4
	Statement of Stockholders’ Deficit for the six month period ended June 30, 2012 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

Part II	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6.	Exhibits	13

	In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to Nostalgia Family Brands, Inc.

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$5,053	$20,592
Prepaid legal expense	-	-
Total current assets	5,053	20,592

Total assets	5,053	20,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings-related party	200	200
Total current liabilities	200	200

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized as of June 30,2012 and 3,800,000 and 2,050,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,800	2,050
Additional paid in capital	34,200	18,450
Accumulated deficit	(33,147)	(108)
Total stockholders' equity	4,853	20,392
Total Liabilities and Stockholders' Equity	$5,053	$20,592

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

For the three and six month periods ended June 30, 2012 and June 30, 2011

(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$-	-	$-	$-

Pre-operating expenses

Selling, general and administrative	$64	18	64	18
Professional fees	21,125	-	32,975	-
Total pre-operating expenses	21,189	18	33,039	18

Pre-operating loss	(21,189)	(18)	(33,039)	(18)

Provision for income tax	-	-	-	-

Net loss	$(21,189)	(18)	$(33,039)	$(18)

Basic and diluted net loss per common share	$(0.006)	-	$(0.009)	$-

Weighted average shares of capital outstanding - basic	3,800,000	-	3,660,440	-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENT OF OPERATIONS

For the period November 5, 2010 (inception) to June 30, 2012

(Unaudited)

For the period
November 5, 2010
(inception) to
June 30, 2012

Revenues	$-

Pre-operating expenses

Selling, general and administrative	$172
Professional fees	32,975
Total pre-operating expenses	33,147

Pre-operating loss	(33,147)

Provision for income tax	-

Net loss	$(33,147)

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30, 2012 and 2011

and November 5, 2010 (inception) to June 30, 2012

(Unaudited)

			For the period
	For the six month	For the six month	November 5, 2010
	period ended June 30,	period ended June 30,	(inception) to June 30,
	2012	2011	2012
CASH FLOWS FROM PRE-OPERATING ACTIVITIES:
Net (loss)	$(33,039)	$(18)	$(33,147)

Adjustments to reconcile net loss to net cash used for pre-operating activities:
Amortization of legal fees	20,000	-	20,000
(Increase) in prepaid legal expense	(20,000)	-	(20,000)
Net cash used by operating activities	(33,039)	(18)	(33,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings-related party	-	200	200
Issuance of common stock	17,500	-	38,000
Net cash provided by financing activities	17,500	200	38,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,539)	182	5,053

Cash and cash equivalents, beginning of period	20,592	-	-
Cash and cash equivalents, end of period	$5,053	$182	$5,053

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the six month period ended June 30, 2012

(Unaudited)

			Additional		Total
	Common Stock, Par Value $0.001		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE 12/31/11	2,050,000	$2,050	$18,450	$(108)	$20,392
Common stock issued	1,750,000	1,750	15,750		17,500
Net loss				(33,039)	(33,039)
BALANCE 06/30/12	3,800,000	$3,800	$34,200	$(33,147)	$4,853

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended June 30, 2012

1.	Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Regulation Statement on Form S-1 (Regulation No.: 333-181652). The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Recent Accounting Pronouncements	The Company has assessed all newly issued accounting pronouncements released during the six months ended June 30, 2012, and has found none of them to have a material impact on the Company’s financial statements.

3.	Going Concern

•  The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history or sales, no certainty of continuation can be stated.

•   Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Short-term borrowings-related party	Short-term borrowings-related party consists of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Prepaid expenses paid on behalf of the Company – William P. McDermitt	$200	$200
TOTAL	$200	$200

The borrowings are due on demand with no stated interest rate. The imputed interest expense is considered by management to be immaterial to the financial statements at June 30, 2012.

5.	Capital Stock Activity

•   The Company’s Articles of Incorporation authorize the issuance 50,000,000 shares of one class of $0.001 par value common stock.

o During the three months ended March 31, 2012, the Company issued 1,750,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $17,500.

o During the three months ended December 31, 2011, the Company issued 2,050,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $20,500.

•   Dividends - The Company has never issued dividends.

•   Warrants - The Company has never issued any warrants.

•   Options - The Company has never issued options.

6.	Advances by Related Party

•  During the year ended December 31, 2011, the Company received from William P. McDermitt, a related party, $200 in cash to establish the Company’s bank account, which supplemented the Company’s working capital and is included in current liabilities. Furthermore, Mr. McDermitt purchased 500,000 shares of stock for $5,000 during the first quarter 2012.

•   The Company has evaluated estimates and assumptions related to donated services and rent provided by the Officers of the Company during the start-up phase of this business. It has been determined that these services provided by these individuals were nominal through June 30, 2012.

7.	Subsequent Events	The Company has evaluated subsequent events through the date which it has made its financial statements available, and has identified no significant reportable events through that date.

8.	Net Loss per Share of Common Stock	The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

Six Months
Ended
June 30, 2012

Numerator - basic and diluted loss per share net loss	$(33,039)

Denominator - basic and diluted loss per share - weighted average common shares outstanding	3,660,440

Basic and diluted earnings per share	$(0.009)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section of our Registration Statement on Form S-1 (Registration No.: 333-181652), entitled Risk Factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. We are in a developmental stage. We have not generated any revenues to date. Our entire activity since our inception has been to launch our planned business and prepare for our fundraising through an offering of our equity securities.

Overview

We aim to acquire ownership and other rights to discontinued consumer product brands, with the ultimate goal of reviving these products and commercializing them, based on an idea that nostalgia for such brands will be a powerful incentive to purchase among the senior population. We believe that many formerly popular brand names that were discontinued by their parent companies still resonate with the senior population and if so revived and made available in supermarkets and other retail establishments, would attract this population and others as consumers.

We are a development stage company and have limited operations. For the period from November 5, 2010 (Inception) to June 30, 2012, we have not generated any revenue and incurred net losses of $33,147. Due to the "start up" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing. If we are unable to successfully sell our common stock in our public offering referred to below, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement, including our public offering, will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have been unable to commence our proposed operations due to our as-yet inability to sell our common stock pursuant to our “best efforts” initial public offering, pursuant to our Registration Statement on Form S-1 (Registration No.: 333-181652), declared effective by the Securities and Exchange Commission on August 13, 2012. Pursuant to the public offering, we are offering for sale 3,000,000 shares of common stock at a per share price of $0.10. We intend to utilize the net proceeds of approximately $250,000, assuming the sale of all of the shares, for the identification, purchase and commercialization of one or more discontinued consumer product brands, including advertising for such brand or brands, as well as for general corporate purposes and the other purposes set forth under "Use of Proceeds" in the prospectus which forms a part of the Registration Statement on Form S-1. We have not yet identified a particular product or brand to purchase.

Our business plan, which assumes that we will not derive any significant revenues from sales for at least 12 months from August 13, 2012, contemplates that the net proceeds that we expect to receive from the sale of all of the shares of common stock we are offering for sale should be sufficient to sustain our proposed operations for at least 12 months after our receipt of such net proceeds.

We extended the offering for an additional 90-day period pursuant to the terms of the offering, to February 9, 2013. If we are not able to raise any funds pursuant to the offering by February 9, 2012, or by any other means, we will be forced to shut down our operations or sell our company.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Business Activities to Date

As of the date of this Quarterly Report, we have spent time researching our proposed business and identifying potential product acquisitions. Further, we have registered our website name www.nostalgiafamilybrands.com.

Results of Operations

We have not generated any revenues since our inception on November 5, 2010. During the period from inception to June 30, 2012, our operating expenses were primarily comprised of general and administrative expenses of $33,147.

Our total assets as of June 30, 2012 consisted solely of cash on hand totaling $5,053.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan, successfully market our planned product and capabilities, or raise sufficient capital to do so. Additionally, if our views on the strength of nostalgia as a driver for sales of consumer products is erroneous, our financial condition and results of operations would likely suffer. See “Risk Factors–Risks Related to our Business” in the prospectus which forms a part of the Registration Statement on Form S-1.

Expenditures

Assuming all of the shares being offered by us in the public offering are sold, resulting in gross proceeds to us of $300,000, we expect to use the proceeds in the priority set forth below, within the first 12 months after successful completion of the public offering and receipt of the funds.

Proceeds to us	$300,000
Expenses relating to the public offering	$50,000
Expenditures:
Product acquisitions	25,000
Manufacturing	100,000
Advertising and marketing	75,000
Working capital and general corporate purposes:
Legal and accounting fees	20,000
Salaries and consulting fees	15,000
Office overhead	10,000
Miscellaneous expenses	5,000
$300,000

We will need to raise $300,000 from our public offering to complete our projected 12-month plan. If we are not successful in raising this amount, it will impact our ability to acquire, manufacture and commercialize discontinued consumer product brands and our ability to remain in business. If we are unable to raise the maximum amount being offered in the public offering, we would reduce the number of brands purchased, which would result in less funds needed to be allocated for manufacturing and advertising, among other expenditures.

Liquidity and Capital Resources

We are a development stage company with limited operating history. There is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. To date, we have not generated any revenues. We intend to use the net proceeds received from the sale of the 3,000,000 shares of common stock pursuant to the public offering towards the execution of our business plan. We have not as of yet sold, and there can be no assurance that we will sell, any of such shares and accordingly we may receive no proceeds from the public offering. If any of the above events happen, we will require additional funding in order to continue operations for the first 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012. Please see footnote 3 to our June 30, 2012 financial statements for additional information.

Recently Issued Accounting Pronouncements

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends FASB ASC Topic 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The update did not have a material impact on our results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Topic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements. The update did not have a material impact on our results of operations or financial position.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging (“ASC 815”). This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance is effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this standard did not have a material impact on our results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. The ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We do not believe that the adoption of this standard will have a material impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as a result of insufficient processes in place to ensure timely reports.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not as of the date of this Quarterly Report sold any securities pursuant to our Registration Statement on Form S-1 (Registration No. 333-181652) and, accordingly, have no use of proceeds to report.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Nostalgia Family Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Operations, (iv) Condensed Statement of Cash Flows, (v) Statement of Stockholders’ Deficit, and (vi) related Notes to the Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOSTALGIA FAMILY BRANDS, INC.

Dated: November 29, 2012	By:	/s/ William P. McDermitt
William P. McDermitt
Chief Executive Officer
(principal executive officer)

/s/ Edward O’Donnell
Edward O’Donnell
Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

-14-