Form 10-Q
period 2012-09-30
Nostalgia Family Brands, Inc.
filed 2012-12-06
CIK 1544861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2012

Common stock, $0.001 par value per share	3,800,000

TABLE OF CONTENTS

		Page

Part I

Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
	Condensed Statement of Operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 (Unaudited)	2
	Condensed Statement of Operations for the period November 5, 2010 (inception) to September 30, 2012 (Unaudited)	3
	Condensed Statement of Cash Flows for the nine month periods ended September 30, 2011and September 30, 2012, and the period November 5, 2010 (inception) through September 30, 2012 (Unaudited)	4
	Statement of Stockholders’ Deficit for the nine month period ended September 30, 2012 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

Part II	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6.	Exhibits	13

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to Nostalgia Family Brands, Inc.

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$549	$20,592
Prepaid legal expense	-	-
Total current assets	549	20,592

Total assets	549	20,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings-related party	200	200
Total current liabilities	200	200

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized as of September 30,2012 and 3,800,000 and 2,050,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,800	2,050
Additional paid in capital	34,200	18,450
Accumulated deficit	(37,651)	(108)
Total stockholders' equity	349	20,392
Total Liabilities and Stockholders' Equity	$549	$20,592

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2012 and September 30, 2011

(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Revenues	$-	-	$-	$-

Pre-operating expenses

Selling, general and administrative	$54	54	118	72
Professional fees	4,450	-	37,425	-
Total pre-operating expenses	4,504	54	37,425	72

Pre-operating loss	(4,504)	(54)	(37,543)	(72)

Provision for income tax	-	-	-	-

Net loss	$(4,504)	(54)	$(37,543)	$(72)

Basic and diluted net loss per common share	$(0.001)	-	$(0.010)	$-

Weighted average shares of capital outstanding - basic	3,800,000	-	3,707,299	-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENT OF OPERATIONS

For the period November 5, 2010 (inception) to September 30, 2012

(Unaudited)

For the period November 5, 2010 (inception) to Sept. 30, 2012

Revenues	$-

Pre-operating expenses

Selling, general and administrative	$226
Professional fees	37,425
Total pre-operating expenses	37,651

Pre-operating loss	(37,651)

Provision for income tax	-

Net loss	$(37,651)

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2012 and 2011 and November 5, 2010 (inception) to September 30, 2012

(Unaudited)

	For the nine month period ended Sept. 30, 2012	For the nine month period ended Sept. 30, 2011	For the period November 5, 2010 (inception) to Sept. 30, 2012
CASH FLOWS FROM PRE-OPERATING ACTIVITIES:
Net (loss)	$(37,543)	$(72)	$(37,651)

Adjustments to reconcile net loss to net cash used for pre-operating activities:
Amortization of legal fees	20,000	-	20,000
(Increase) in prepaid legal expense	(20,000)	-	(20,000)
Net cash used by operating activities	(37,543)	(72)	(37,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings-related party	-	200	200
Issuance of common stock	17,500	-	38,000
Net cash provided by financing activities	17,500	200	38,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,043)	128	549

Cash and cash equivalents, beginning of period	20,592	-	-
Cash and cash equivalents, end of period	$549	$128	$549

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the nine month period ended September 30, 2012

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE 12/31/11	2,050,000	$2,050	$18,450	$(108)	$20,392

Common stock issued	1,750,000	1,750	15,750		17,500
Net loss				(37,543)	(37,543)
BALANCE 09/30/12	3,800,000	$3,800	$34,200	$(37,651)	$349

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2012

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No.: 333-181652). The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Recent Accounting Pronouncements	The Company has assessed all newly issued accounting pronouncements released during the nine months ended September 30, 2012, and has found none of them to have a material impact on the Company’s financial statements.

3.	Going Concern

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

4.	Short-term borrowings-related party	Short-term borrowings-related party consists of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Prepaid expenses paid on behalf of the Company – William P. McDermitt	$200	$200
TOTAL	$200	$200

The borrowings are due on demand with no stated interest rate. The imputed interest expense is considered by management to be immaterial to the financial statements at September 30, 2012.

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

•    The Company has evaluated estimates and assumptions related to donated services and rent provided by the Officers of the Company during the start-up phase of this business. It has been determined that these services provided by these individuals were nominal through September 30, 2012.

7.	Subsequent Events	The Company has evaluated subsequent events through the date which it has made its financial statements available, and has identified no significant reportable events through that date.

8.	Net Loss per Share of Common Stock	The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

Nine Months Ended Sept. 30, 2012

Numerator - basic and diluted loss per share net loss	$(37,543)

Denominator - basic and diluted loss per share - weighted average common shares outstanding	3,707,299

Basic and diluted earnings per share	$(0.010)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section of our Registration Statement on Form S-1 (Registration Statement No.: 333-181652) entitled Risk Factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We are a development stage company and have limited operations. For the period from November 5, 2010 (Inception) to September 30, 2012, we have not generated any revenue and we have incurred net losses of $37,651. Due to the "start up" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing. If we are unable to successfully sell our common stock in our public offering referred to below, generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement, including our public offering, will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Results of Operations

We have not generated any revenues since our inception on November 5, 2010. During the period from inception to September 30, 2012, our operating expenses were primarily comprised of general and administrative expenses of $37,651.

Our total assets as of September 30, 2012 consisted solely of cash on hand totaling $549.

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

Going Concern Consideration

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012. Please see footnote 3 to our September 30, 2012 financial statements for additional information.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as a result of insufficient processes in place to ensure timely reports.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Nostalgia Family Brands, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Operations, (iv) Condensed Statement of Cash Flows, (v) Statement of Stockholders’ Deficit, and (vi) related Notes to the Unaudited Financial Statements.

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