Form 10-K
period 2014-12-31
Nostalgia Family Brands, Inc.
filed 2015-06-02
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2014, 2013 and 2012

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

NOSTALGIA FAMILY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3999874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Pape Drive Atlantic Highlands, New Jersey 07716
(Address of principal executive offices)

(732) 291-3661
(Registrant’s telephone number, including area code)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

Item 1. Description of Business.

(a) Business Development

Nostalgia Family Brands, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on November 5, 2010.

In 2012, we filed a Registration Statement with respect to the sale of up to 3,000,000 shares of our common stock at a purchase price of $0.10 per share. The registration statement went effective on August 13, 2012. We were unable to raise any money pursuant to the Registration Statement. We intend to file a new Registration Statement in the near future.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC’s”) reporting and disclosure rules (See Emerging Growth Companies Section Below). The Company has selected December 31 as its year end.

(b) Business of Issuer

We aim to acquire ownership of and other rights to discontinued consumer product brands with the ultimate goal of reviving these products and commercializing them based on the concept that nostalgia for such brands will be a powerful incentive to purchase by the 55 and over population, which we refer to in this report as the senior population. We believe that many formerly popular brand names that were discontinued by their parent company still resonate with the senior population and if so revived and made available in supermarkets and other retail establishments, would attract this population and others as consumers.

We believe that as a person ages, he or she often feels left behind and tends to remember the “good old days” when life was simpler. We believe we can tap into these feelings and use it as a trigger for purchasing decisions, as studies have shown that seniors miss their youth and many of the products which they used during childhood that are no longer available. According to a December 2010 study from Arizona State University’s W.P. Carey School of Business, a significant number of the senior population miss the life they led as children and younger adults, and many of the products which they used during that time which are no longer available. We believe that the combination of familiarity and positive associations linger as a person ages, and we intend to build on these associations to revive a retail presence for one or more discontinued consumer product brands that at one time were widely recognized.

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2013, we have not generated any revenue and incurred net losses of $(102,390). For the year ended December 31, 2014, we have generated net losses of $(5,375). Due to the “newly-established” nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

Proposed Products

We intend to target for purchase the intellectual property and other rights to discontinued consumer product brands. We consider a product to be discontinued if it is no longer available at traditional retail levels such as grocery and drug stores, or on the internet.

We do not currently own any brand names or have any products for sale. To date, we have researched over 100 discontinued products and are focusing upon 20 of these products in following three categories of consumer products: candy, food other than candy, and personal products, as follows:

•	Candy. Bit-O-Licorice, Big Yank, Old Nick and Hollywood candy bars.

•

Food Other Than Candy. Amazo Instant Dessert, Ballard Cornbread Mix, Cocomalt, Hydrox Cookies, Krumbles Cereal, Ann Page Pork and Beans, Pep Cereal, Puffa Puffa Rice Cereal and Van Camp’s Chili Con Carne.

•	Personal Products. Calox Tooth Powder, Chipso Laundry Soap, Forhans for the Gums, Rapid Shave, Shower Mate, Stopette Deodorant and Sun ‘N’ Surf.

We hope to acquire at least one product from each category. Some of the product brands we intend to target for acquisition are in public domain while the rights to others are still owned by companies from whom we would endeavor to acquire the manufacturing and distribution rights either upon a royalty basis or outright purchase.

There can be no assurance that we will be successful in acquiring rights to any of the above targeted products or any other discontinued products. We do not believe that any of our targeted products are available on the internet or at the retail level.

Demographics

According to our research:

•

An estimated 55 million people in the United States are over the age of 55. We believe this large and growing segment of the population are a viable demographic market with more financial resources and an increasing awareness of their power as consumers. According to George Moschis, Director of Georgia’s State Center for Mature Consumer Studies, by 2020, the senior population is expected to number approximately 115 million.

•

The number of U.S. persons age 65 and over in 2010 was estimated at 40 million persons according to the World Factbook (2010 Edition) which is approximately 13% of the nation’s total and greater than the populations of more than 200 of the world’s countries (GeoHive.com-2010). It is estimated that U.S. persons age 65 and over may increase in size by 40% by 2017.

3

•

The senior population controls in excess of three-fourths of the United States’ wealth, and the 65 and over age group – a subset of the senior population – has twice as much per capita income as the average baby boomer (George Moschis, Director of Georgia’s State Center for Mature Consumer Studies).

•

The senior population possesses over $900 billion in spending money, and nearly a quarter of householders aged 65 to 69 have a net worth of $250,000 or more (George Moschis, Director of Georgia’s State Center for Mature Consumer Studies).

•

According to the 2004 Pew Research Center’s Internet and American Life Project which was updated in August 2010, only 31% of members of the 65 and over age group have broadband internet connections. The study found that many seniors do not find the internet to be relevant to their lives (48%), are uncomfortable with computers (60%) and are not interested in going on-line (90%).

The U.S. government statistics from 2013 shows that Florida has the highest population of people aged 65 and over followed by Maine, West Virginia, Delaware, Pennsylvania and Montana. According to the United States Census Bureau, 31 states had a proportion of older people that exceeded the national proportion of 14.1%.

Marketing, Advertising and Distribution

We plan to market our anticipated product brands using a combination of radio and print media advertising. Advertising over the radio is expected to commence in the areas most concentrated with a senior population. Our website will not initially offer our products for sale, but rather will direct potential consumers to area retail outlets carrying our products.

In addition, we intend to purchase advertising space for particular regions of major weekend supplements including, but not limited to, Parade and USA Weekend, to target our market and advise the senior population that their favorite brands are once again available at retail stores in their area. We intend to purchase the advertising space through cash payments and payments in the form of shares of our common stock. We believe that advertising can be purchased for cash or stock with little or no lead time and at substantial discounts from prevailing market prices for “remainders” which are sections of a national run by these and other publications when not sold by print time; provided however, there can be no assurance that we will be successful in purchasing advertising space through cash or stock payments or at all.

We expect that if and when demand is created through our advertising campaigns, it will be easier to retain independent manufacturer’s representatives to sell our products to regional buyers at independent retailers and retailers will be more likely to stock our products as a result of advertising-generated demand. These independent representatives also obviate the need for us to have sales personnel on our payroll, thus keeping our labor costs down. We expect independent representatives will charge us a fee of between 5% and 15% of any sales brokered by them with potential bonuses for meeting pre-determined sales levels.

We intend to ultimately sell our products primarily in the mass market retail channel in all 50 states, including, but not limited to, supermarket chains, drug stores, gas station marts, mass merchandisers and warehouse clubs.

Production

We expect that all product production will initially be out-sourced to third-party manufacturers. We do not anticipate expenses with respect to inventory, distribution and storage. All of our products will be shipped directly to consumers from third-party manufacturers or distributors.

Competition

Our proposed business is subject to significant competition. The food and consumer products industry is fragmented, highly competitive and is dominated by large multinational companies including, but not limited to, Nestle, Kraft Foods, Mars, Proctor & Gamble and Unilever, as well as smaller competitors, many of whom have already established their brand name recognition in our proposed markets. In addition, many of our competitors have significantly larger marketing personnel and financial resources than we have and competition for shelf space in grocery stores and other retail outlets is intense, costly and poses great difficulty for smaller food and consumer product companies and distributors.

We intend to offer distinctive products which address specific consumer needs. We will target the senior population where nostalgia is expected to be a strong motivator for purchases. However, these efforts will not guarantee that we will be competitive or that our business plan will be successful. Further, we intend to compete with other companies that see the value of reintroducing discontinued product brands.

We believe that competition is based primarily upon availability, price, quality and efficacy of products, customer service, brand name recognition and marketing and trade support, and successful product introductions.

Intellectual Property

We do not own any intellectual property. As part of our acquisition strategy, we will endeavor to purchase all relevant trademarks, trade names, trade secrets and other intellectual property of the consumer product brands which we aim to acquire.

Research and Development Activities

Other than time spent researching our proposed business and identifying potential product acquisitions, we have not spent any funds on research and development activities to date. We do not currently plan to spend any material funds on research and development activities in the future.

Employees

We do not presently have any employees other than our two executive officers, neither of whom are expected to be full-time employees. Our officers are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until our business has been successfully launched and we have sufficient, reliable revenue from our operations, which is not expected for at least the next 12 months. Although we cannot reliably estimate the percentage of time each of our executive officers will spend on behalf of our Company prior to the successful launch of our business, of which we can give no assurance of success, they have each committed to spend such time as they deem reasonably necessary to launch our business. Mr. McDermitt is available to work as a full-time employee if and when we successfully launch our business. Mr. O’Donnell, our CFO, will re-evaluate his time commitments to us if and when we successfully launch our business.

We intend to retain independent manufacturer’s representations to seek buyers of our products, once available. We have not yet identified any such independent representatives.

ASPECTS OF A REPORTING COMPANY

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 or Section 4(1) of the Securities Act (“Rule 144”) as long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Emerging Growth Company (EGC)

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

We qualify as an “emerging growth company” or “EGC” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from similar exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

The public may read and copy any materials which we have filed with the Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements, and other information with respect to issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risk Factors

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to Our Business

As a newly established company with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

We were incorporated on November 5, 2010 and our business is in its early stages. Our business prospects are difficult to predict because of our limited operating history, early stage of establishment and unproven business strategy. While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan. We may never generate revenues or attain profitable operations, and our management may not succeed in realizing our business objectives.

We are uncertain of our ability to function as a going concern, indicating the possibility that we may not be able to operate in the future.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate sufficient revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are as of yet unknown. Wei, Wei & Company, LLC, our independent registered public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to completely execute our business plan. As a result, we may have to cease our business and liquidate any assets we own and purchasers of our common stock may lose their entire investment.

Our business will fail if we are unable to identify, acquire, commercialize, market and sell discontinued consumer product brands or otherwise implement our business plan successfully.

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan or successfully market our planned products.

We expect to suffer losses for the foreseeable future.

We expect to incur operating losses for the foreseeable future. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our planned business. We cannot guarantee that we will ever become successful in generating sufficient revenues in the future. If we are unable to generate sufficient revenues, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If our views on the purchasing power of nostalgia as a driver for sales of consumer products is erroneous, our financial condition and results of operations will likely suffer.

We believe that there is a potential market for the revival of discontinued consumer product brands based upon the strength of nostalgia in the senior population. We can give no assurance that our views on nostalgia or its use as a marketing tool to sell products will prove to be successful, especially considering that any brands we may acquire were likely discontinued due to a lack of sales or popularity at such time. If such views turn out to be erroneous, our results of operations and financial condition would be materially and adversely affected and our business may fail.

We intend to enter a competitive market which could impact our ability to gain market share and accordingly, could harm our financial performance.

The market for consumer products is very competitive. Although we intend to differentiate ourselves from other companies, there are a number of companies, many of which are established, adequately funded and which sell numerous products which would compete with any brands we may acquire. If we cannot gain shelf space for our planned products at retailers or gain market share, our business and financial performance will be adversely affected.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to successfully develop our business, generate operating revenues and achieve profitability depends upon our ability to obtain the necessary financing to implement our business plan. We will require financing through the issuance of debt additional and/or equity in order to implement our business plan, including identifying, acquiring and distributing consumer products, building inventory, hiring additional personnel as needed and eventually establishing profitable operations. Such financing may not be forthcoming. As it has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including, but not limited to, weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire funds either through credit markets or through equity markets and, even if financing is available, it may not be available on terms which we find favorable. Failure to secure funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

If our estimates related to expenditures are erroneous or inaccurate, our business may fail.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures for the next twelve months and beyond, including, but not limited to, the expenditures we expect to incur as a publicly reporting company, costs relating to acquiring rights to consumer product brands and commercialization of those brands, website development, and advertising and administrative expenses all of which management estimates will cost an aggregate minimum of approximately $300,000 over the next 12 months. If such estimates are erroneous or inaccurate, or we encounter unforeseen expenses and delays, we may not be able to carry out our business plan, which could result in the failure of our business.

If we are unable to identify and retain qualified personnel, our business and financial performance may suffer.

We expect to be dependent on relationships with third parties in order to successfully commercialize our planned product lines. As a new company with very limited operating history and resources we may have difficulty in attracting and retaining the personnel required by us. If we are unable to fill those key positions or if we fail to hire or retain the necessary personnel, our business will suffer.

We need to retain key personnel to support our product and ongoing operations.

Our future success depends upon the continued service of Mr. William P. McDermitt, our Chief Executive Officer and sole Director, and Mr. Edward O’Donnell, our Vice President, Chief Financial Officer and Secretary, upon whom we are relying to implement our business plan. The loss of the services of either Mr. McDermitt or Mr. O’Donnell could negatively impact our ability to select and commercialize potential brands, which would adversely affect our financial results and impair our operations.

Each of our executive officers are part-time employees and have committed to spend such time as they deem reasonably necessary to launch our business. Mr. O’Donnell has an unrelated full-time job which may compete with us for his time. Our inability to have a full-time chief financial officer may make it more difficult to, or cause a delay in, launching and developing our business and in meeting the reporting requirements of a public company.

Our Chief Executive Officer and sole Director lacks experience in and with publicly traded companies.

While we intend to rely heavily upon Mr. McDermitt, he has no experience serving as an officer and/or director of a publicly traded company or experience with the reporting requirements which public companies are subject to. In addition, Mr. McDermitt has no experience with the financial accounting and preparation requirements of financial statements which are required to be filed quarterly and annually under the Securities Exchange Act of 1934, as amended. Consequently, our operations and ultimate financial success may suffer irreparable harm due to our chief executive officer’s lack of experience with publicly traded companies and the financial accounting and preparation requirements of the Exchange Act.

The Company did not timely file its Annual Report on Form 10-K for the fiscal years ended December 31, 2012 and December 31, 2013. The Company has not filed its Quarterly Reports on Form 10-Q for the following fiscal periods: March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. In addition, the Company violated Section 13(a) of the Exchange Act.

The Company has been delinquent in its Exchange Act filings because of a lack of financial resources to fund basic operational overhead, including accounting and legal compliance.

In the event we are delinquent with respect to our reporting requirements in the future, the Securities and Exchange Commission may revoke the registration of our common stock and, if our common stock is quoted on the OTC Bulletin Board, quotation of our common stock will be terminated.

If, in the future, we are delinquent with respect to our reporting requirements, the Commission may revoke the registration of our common stock. If the Commission revokes the registration of our common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making a market in, publishing quotations of, or otherwise effecting transactions with respect to such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, we file a new registration statement with the Commission under the Exchange Act and that registration statement is declared effective. As a result, public trading of our common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of our common stock or obtain accurate price quotations for our common stock, which could result in a significant decline in the value of our stock. In addition, any business which we acquire or start may be adversely impacted, including, without limitation, an adverse impact on our ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

In addition, if our shares become quoted on the OTC Bulletin Board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC. In the event that we become delinquent in our required filings with the SEC, quotation of the common stock will be terminated following a 30 day grace period if we do not make our required filing during that time.

Risks Related to our Common Stock

There is currently no public market for our securities and there can be no assurance that any public market will develop or that our Common Stock will be quoted for trading.

There is no public market for our securities and there can be no assurance that an active trading market for our Common Stock will develop, or, if developed, be sustained. Our Common Stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize.

Because we will be subject to “penny stock” rules if our shares are quoted on the Over-the-Counter Bulletin Board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

State securities laws may limit secondary trading, which may restrict the states in which stockholders may sell their shares.

Stockholders may not be able to resell the shares which they purchase in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited, which could drive down the market price of our common stock, and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that stockholder’s may not be able to sell their shares at or above the price which they paid for the shares.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board or other over-the-counter market and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of capital stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any;

•	fluctuations in stock market price and volume; and

•	general economic and market conditions.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely upon capital appreciation, if any, to earn a return on their investment in our common stock.

Additional issuances of our securities may result in immediate dilution to existing stockholders.

We are authorized to issue up to 50,000,000 shares of common stock, $0.001 par value, of which 3,800,000 shares of common stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common and preferred stock and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing stockholders’ interests, which will negatively affect the value of their shares.

The market price of our common stock may decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock, including, but not limited to, shares issued in connection with an acquisition or the perception that such sales or distributions could occur, may cause the market price of our common stock to decline.

Any issuance of preferred stock would make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which would depress the price of our common stock.

Our Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price and adversely affecting the market price and the voting and other rights of the holders of our common stock.

We will incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties that would harm our business.

We will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices, such as accurately and timely filing annual and interim reports, soliciting proxies for annual and special meetings of stockholders, conflicts of interest policies and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

After a public offering, we will be subject to Section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and if we meet certain requirements, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 generally requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based upon this evaluation, Management concluded our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate; because of the Company’s lack of financial resources, causing the Company to be delinquent in its Exchange Act filings.

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm, if required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, failure to maintain an effective system of internal control, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements. Any of these situations could adversely affect our business and stock price.

We are an “emerging growth company”

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a non-affiliate public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. In addition, the JOBS Act permits an emerging growth company to “test the waters” by communicating orally or in writing with qualified institutional buyers or other accredited investors to gauge interest in a contemplated securities offering, even if a registration statement has not yet been filed, and permits analysts to publish research reports about an emerging growth company that is going public even if the analyst’s firm is one of the underwriters in the issuer’s IPO. We have not provided any of such information to any qualified institutional buyers or other accredited investors, and we are not aware of any research reports about us being published by analysts.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We do not own interests in any real property. We are using our president’s home address as our business address. We do not pay any money to use 20 Pape Drive, Atlantic Highlands, New Jersey 07716 as our business address.

Item 3. Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500.00 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

Item 4. Mining Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is currently no public market for our common stock and we have not applied for listing or quotation on any public market. We intend to seek a market maker to file an application on our behalf to have our common stock quoted on the OTC Bulletin Board. In order for such applicable to be accepted, we will have to satisfy certain criteria in order for our common stock to be quoted on the OTC Bulletin Board. There can be no assurance that our common stock will ever be quoted on the OTC Bulletin Board or that any market for our common stock will develop. We currently have no market maker that is willing to list quotations for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).

Dividends

We have not paid any dividends since our inception and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our business. The payment of dividends in the future will depend upon factors including, but not limited to, our earnings, capital requirements, and operating financial conditions.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Except as set forth below, the Company has not issued any securities which were not registered under the Securities Act.

During the period between January 3, 2011 and January 13, 2012, we issued 3,800,000 shares of our common stock to 44 investors, at a purchase price of $0.01 per share, or aggregate proceeds of $38,000. These shares were issued in a series of transactions in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof and Regulation D promulgated thereunder for transactions not involving any public offering. The Registrant believes that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each of the purchaser’s representation of sophistication in financial matters, and his or her access to information concerning the Registrant. No underwriters were involved in the foregoing sales of securities.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may be sold pursuant to the exemption provided by Section 4(1) of the Securities Act or Rule 144 of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 10, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this prospectus. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. We are in a developmental stage. We have not generated any revenues to date. Our entire activity since our inception has been to launch our planned business and prepare for our proposed fundraising through an offering of our equity securities.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2013, we have not generated any revenue and incurred net losses of $(102,390). For the year ended December 31, 2014, we have generated net losses of $(5,875). Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

We will be unable to begin our proposed operations unless and until we obtain additional funds.

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

Business Activities to Date

As of the date of this prospectus, we have spent time researching our proposed business and identifying potential product acquisitions. We intend to purchase rights to, and develop, our website at the following address: www.nostalgiafamilybrands.com.

Results of Operations

We have not generated any revenues since our inception on November 5, 2010.

For the year ended December 31, 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $5,875.

For the year ended December 31, 2013, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $17,616.

For the year ended December 31, 2012, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $84,666.

Our total assets as of December 31, 2014 are $17,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2013 are $18,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2012 are $30,051, consisting of cash and a prepaid expense.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan, or successfully market our planned products. Additionally, if our views on the strength of nostalgia as a driver for sales of consumer products is erroneous, our financial condition and results of operations would likely suffer. See “Risk Factors–Risks Related to our Business.”

Liquidity and Capital Resources

We are a newly established company with limited operating history. There is a limited operating history by which to evaluate the likelihood of our success or our ability to continue as a going concern. To date, we have not generated any revenues. We will require additional funding in order to continue operations for the next 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. We are in the process of completing a registration statement on Form S-1 to raise $350,000, and we intend to file Form S-1 shortly after this annual report on Form 10-K is filed. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

The report of our independent registered public accounting firm expresses concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for public companies annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and for annual reporting periods beginning after December 15, 2017 for private companies. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

 Our financial statements begin immediately after the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management. William P. McDermitt, the Company’s President and Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the periods covered by this Annual Report. Based on that evaluation, the Company William P. McDermitt concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate. However, because of the Company’s lack of financial resources, the Company has been delinquent in its Exchange Act filings.

To mitigate the current lack of financial resources we are in the process of completing a registration statement on Form S-1 to raise $350,000, and we intend to file Form S-1 shortly after this annual report on Form 10-K is filed.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal years ended December 31, 2014, 2013 and 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A. Identification of Directors and Officers.

Our Board of Directors consists of Mr. William McDermitt who is also our Chief Executive Officer and President.

Our present executive officers and directors, their ages and present positions are as follows

Name	Age	Position(s)

William P. McDermitt	86	Chief Executive Officer, President and Director

Edward O’Donnell	49	Chief Financial Officer, Vice President, and Secretary

Biographical Information for William P. McDermitt and Edward O’Donnell

William P. McDermitt has had a long and varied career in marketing and advertising of food and personal products, starting as a sales representative in 1953 for Proctor & Gamble selling case foods to supermarket chains. He has held positions since then at the Drug Research Corporation selling drug products to wholesalers and chain drug stores in 11 western states, from 1957 to 1959; Young & Rubicam Advertising Agency as an account manager of personal products and baby products for Johnson & Johnson, from 1960 to 1969; and with consumer magazines in advertising sales management positions including The New York Times Magazine, Ladies’ Home Journal and McCall’s, selling major corporations on advertising their brands in the publications, from 1970 to 1997. Accounts have included General Foods, Johnson & Johnson, Bristol Myers, S.C. Johnson Co. and General Mills. Since stepping down from his sales management position at McCall’s Magazine in 1997, Mr. McDermitt has been active as a volunteer at Riverview Hospital in Red Bank, New Jersey. Mr. McDermitt holds a Bachelors of Science degree in Marketing from the New York University School of Commerce.

Edward O’Donnell is a certified public accountant and a private financial consultant. He was the Chief Financial Officer of Audio Eye Communications, Inc, a software service company from February 2013 until March 2015. From December 2010 to January 2013, Mr. O’Donnell, was Vice President, Finance, of Augme Technologies, Inc., a mobile marketing and technology company. Prior to that, until November 2010, he was the Secretary and Chief Financial Officer of Carlyle Capital Group. Prior to that, he was the Senior Vice President of Finance & Investor Relations at ACTV, Inc. a digital media company prior to its acquisition by Liberty Media. He has provided financial and modeling expertise for many innovative projects from inception through deployment and has implemented systems and controls that lead to accurate and timely financial results. Mr. O’Donnell is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountant. Mr. O’Donnell holds a B. S. Degree in accounting from Villanova University, and in 2003, he received Master of Business Administration degree from Columbia University.

Our Bylaws provide that the Board of Directors will consist of at least one member and that our stockholders will determine the number of directors from time to time. Each director will serve for a term which will expire upon the next annual meeting of stockholders. Each director will hold office until such time as the director’s successor, if any, has been elected and qualified, or until the earlier of his resignation, removal from office, or death.

B. Significant Employees.

As of the date hereof, the Company has no significant employees other than our executive officers, neither of whom are expected to be full-time employees.

C. Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500.00 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment until the current date. The Company shall try to obtain additional time from the plaintiff to complete this offering.

Code of Ethics

None.

Committees of the Board of Directors

We do not have a separate audit committee, compensation committee, nominating committee, executive committee or any other committees.

The Board of Directors acts as the audit committee and oversees matters with respect to compensation and nominations of directors. The Company does not have a qualified financial expert at this time.

Item 11. Executive Compensation.

We have not paid our officers since our inception, nor do we owe, any compensation to our officers. We have not entered into any arrangements or employment agreements with either of William McDermitt or Edward O’Donnell pursuant to which either of them will be compensated now, or in the future for any services provided to us as an executive officer, and we do not anticipate entering into any such arrangements or agreements until such time as we become profitable.

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers and sole director since our inception.

There are currently no employment or other contracts or arrangements with our officers. There are no compensation plans or arrangements, including, but not limited to, payments to be made by us, with respect to our officers and sole director that would result from the resignation, retirement or any other termination of such person. There are no arrangements for sole director which would result from a change-in-control.

Director Compensation

We have not compensated our sole director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of December 29, 2014 with respect to:

•	each person known to us to own beneficially more than 5% of any class of our outstanding shares;

•	each of our named executive officers;

•	our sole director; and

•	our sole director and all of our executive officers as a group.

In accordance with the rules and regulations of the SEC, beneficial ownership includes voting or investment power with respect to securities. We have a convertible note in the principal amount of $50,000 outstanding, the principal and interest of which can be converted into shares of common stock at a purchase price of $0.10 per share. To our knowledge, except pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock. The address for each stockholder listed below is c/o Nostalgia Family Brands, Inc., 20 Pape Drive, Atlantic Highlands, New Jersey 07716.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of SharesBeneficially Owned
William P. McDermitt, Director and Officer	500,000	13.16%
Edward O’Donnell, Officer	100,000	2.63%
All executive officers and sole director as a group (2 people)	600,000	15.79%

Item 13. Certain Relationships and Related Transactions.

We have not entered into any other transaction, nor are there any proposed transactions, in which our executive officers and our sole director, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

DISCLOSURE OF COMMISSION POSITION

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant, the registrant has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

 Wei, Wei & Co. LLC is our independent registered public accounting firm.

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements. For the years ended December 31, 2014, 2013 and 2012, we accrued $1,400, $1,400 and $1,400, respectively.

Tax Fees

For the years ended December 31, 2014, 2013 and 2012, we paid $0, $0 and $0 respectively.

All Other Fees.

For the years ended December 31, 2014, 2013 and 2012, we paid $0, $0 and $0 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		S-1		3.1	05/24/2012

3.2	By-Laws		S-1		3.2	05/24/2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOSTALGIA FAMILY BRANDS, INC.

Dated: June 1, 2015	By:	/s/ William P. McDermitt
William P. McDermitt, President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell, Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	June 1, 2015
William P. McDermitt

Name	Title	Date

/s/ Edward O’Donnell	Vice President and Chief Financial Officer	June 1, 2015
Edward O’Donnell

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT

STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2014 and 2013	F-3
Statements of Operations for the years ended December 31, 2014 and 2013	F-4
Statements of Changes in Stockholders’ (Deficit) for the years ended December 31, 2014 and 2013	F-5
Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-6
Notes to Financial Statements for the years ended December 31, 2014 and 2013	F-7
Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31,2013	F-15
Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2014 and 2013	F-16
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Nine Months ended September 30, 2014 and 2013	F-17
Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2014 and 2013	F-18
Notes to Condensed Financial Statements (Unaudited) for the Three and Nine Months ended September 30, 2014 and 2013	F-19
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-28
Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-29
Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2014 and 2013	F-30
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Six Months ended June 30, 2014 and 2013	F-31
Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2014 and 2013	F-32
Notes to Condensed Financial Statements (Unaudited) for the Three and Six Months ended June 30, 2014 and 2013	F-33
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-42
Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-43
Condensed Statements of Operations (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-44
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) the Three Months ended March 31, 2014	F-45
Condensed Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-46
Notes to Condensed Financial Statements (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-47
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-56
Report of Independent Registered Public Accounting Firm	F-57
Balance Sheets as of December 31, 2013 and 2012	F-58
Statements of Operations for the year ended December 31, 2013 and 2012 and for the period from November 5, 2010 to December 31, 2013	F-59
Statements of Changes in Stockholders’ (Deficit) for the period from November 5, 2010 to December 31, 2013	F-60
Statements of Cash Flows for the year ended December 31, 2013 and 2012 and for the period from November 5, 2010 to December 31, 2013	F-61
Notes to Financial Statements for the years ended December 31, 2013 and 2012 and the period from November 5, 2010 to December 31, 2013	F-63
Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	F-70
Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2013 and 2012	F-71
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to September 30, 2013	F-72
Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2013 and 2012 and the period from November 5, 2010 to September 30, 2013	F-73
Notes to Condensed Financial Statements (Unaudited) for the Three and Nine Months ended September 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to September 30, 2013	F-75
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-84
Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-85
Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to June 30, 2013	F-86
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to June 30, 2013	F-87
Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2013 and 2012 and the period from November 5, 2010 to June 30, 2013	F-88
Notes to Condensed Financial Statements (Unaudited) for the Three and Six Months ended June 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to June 30, 2013	F-90
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-99
Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-100
Condensed Statements of Operations (Unaudited) for the Three Months ended March 31, 2013 and 2012 and Period from November 5, 2010 (Inception) to March 31, 2013	F-101
Condensed Statements of Changes in Stockholders’ (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to March 31, 2013	F-102
Condensed Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2013 and 2012 and the period from November 5, 2010 to March 31, 2013	F-103
Notes to Condensed Financial Statements (Unaudited) for the Three Months ended March 31, 2013 and 2012 and Period from November 5, 2010 (Inception) to March 31, 2013	F-105
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-114
Report of Independent Registered Public Accounting Firm	F-115
Balance Sheets as of December 31, 2012 and 2011	F-116
Statements of Operations for the year ended December 31, 2012 and 2011 and for the period from November 5, 2010 to December 31, 2012	F-117
Statements of Changes in Stockholders’ (Deficit) Equity for the period from November 5, 2010 to December 31, 2012	F-118
Statements of Cash Flows for the year ended December 31, 2012 and 2011 and for the period from November 5, 2010 to December 31, 2012	F-119
Notes to Financial Statements for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2012	F-121
Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-127
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited)	F-128
Statements of Stockholders’ Equity (Unaudited) for the Nine Month Period ended September 30, 2012	F-130
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and November 5, 2010 to September 30, 2012 (Unaudited)	F-131
Notes to Condensed Financial Statements (Unaudited) for Nine Months ended September 30, 2012	F-132
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-134
Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-135
Condensed Statements of Operations for the Period November 5, 2010 (Inception) to June 30, 2012 (Unaudited)	F-136
Statements of Stockholders’ Equity for the Six Month Period ended June 30, 2012 (Unaudited)	F-138
Condensed Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and November 5, 2010 to June 30, 2012 (Unaudited)	F-139
Notes to Condensed Financial Statements (Unaudited) for Six Months ended June 30, 2012	F-140
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-142
Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-143
Condensed Statements of Operations for the Three Month Periods ended March 31, 2012 and 2011 (Unaudited)	F-144
Statements of Stockholders’ Equity for the Three Month Period ended March 31, 2012 (Unaudited)	F-146
Condensed Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and November 5, 2010 (inception) to March 31, 2012 (Unaudited)	F-147
Notes to Condensed Financial Statements for Three Months ended March 31, 2012	F-148
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-151

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ (deficit,) and cash flows for the two year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Family Brands, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, the Company is subject to substantial risks and uncertainties of a new business and has not generated revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Wei, Wei & Co., LLP

Flushing, NY

February 5, 2015

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	18,000

TOTAL ASSETS	$17,000	$18,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$37,265	$32,390

Total current liabilities	37,265	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

STOCKHOLDERS’ (DEFICIT) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(108,265)	(102,390)

Total stockholders’ (deficit)	(70,265)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$17,000	$18,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Operating expenses:
Selling, general and administrative	$(475)	$(526)
Professional fees	(5,400)	(17,090)

Total operating expenses	(5,875)	(17,616)

Net (loss)	$(5,875)	$(17,616)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

F-4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

		Additional	Accumulated
	Common Stock	Paid-in Capital	Deficit	Total

Balance-January 1, 2013	$3,800	$34,200	$(84,774)	$(46,774)
Net (loss)	-	-	(17,616)	(17,616)

Balance-December 31, 2013	3,800	34,200	(102,390)	(64,390)
Net (loss)	-	-	(5,875)	(5,875)

Balance-December 31, 2014	$3,800	$34,200	$(108,265)	$(70,265)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(5,875)	$(17,616)
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,000	12,000
Increase in accounts payable and accrued expenses	4,875	5,565

Net cash (used in) operating activities	-	(51)

Net change in cash	-	(51)
Cash, beginning of year	-	51

Cash, end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At December 31, 2014, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014 and 2013, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2014, the Company had approximately $107,000 of unused operating losses expiring through 2034.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2014, 2013 and 2012. For the period from November 5, 2010 (inception) to December 31, 2014, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $2,593 as general and administrative expenses in the accompanying statements of operations.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of December 31, 2014 and 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at December 31, 2014 and 2013 represent a prepayment of $17,000 and $18,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks. During the year ended December 31, 2014, CUBBO utilized $1,000 of the prepayment to pay certain liabilities of the Company.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of December, 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,500	18,000

TOTAL ASSETS	$17,500	$18,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$34,890	$32,390

Total current liabilities	34,890	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(105,390)	(102,390)

Total stockholders’ (deficit)	(67,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$17,500	$18,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Selling, general and administrative	$-	$-	$-	$(51)
Professional fees	(1,000)	(6,000)	(3,000)	(14,000)

Total operating expenses	(1,000)	(6,000)	(3,000)	(14,051)

Net (loss)	$(1,000)	$(6,000)	$(3,000)	$(14,051)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2013	$3,800	$34,200	$(102,390)	$(64,390)
Net (loss)	-	-	(3,000)	(3,000)

Balance, September 30, 2014	$3,800	$34,200	$(105,390)	$(67,390)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(3,000)	$(14,051)
Change in operating assets and liabilities:
Decrease in prepaid expenses	500	10,500
Increase in accounts payable and accrued expenses	2,500	3,500

Net cash (used in) operating activities	-	(51)

Net change in cash	-	(51)
Cash, beginning of period	-	51

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial statements of the Company as of September 30, 2014 and for the three and nine months period ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC Section 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At September 30, 2014, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2014 and December 31, 2013, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At September 30, 2014, the Company had approximately $105,000 of unused operating losses expiring through 2034.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2013, 2012 and 2011. These returns, when filed, will all be subject to examination by the tax authorities.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share(“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of September 30, 2014 and December 31, 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at September 30, 2014 and December 31, 2013 represent a prepayment of $17,500 and $18,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks. During the nine months ended September 30, 2014, CUBBO utilized $500 of the prepayment to pay certain liabilities of the Company.

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of September 30, 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended September 30, 2014, we have not generated any revenue and incurred net losses of $(1,000) compared to the three months ended September 30, 2013 in which we did not generate any revenues and incurred net losses of $(6,000). For the nine months ended September 30, 2014, we have not generated any revenue and incurred net losses of $(3,000) compared to the nine months ended September 30, 2013 in which we did not generate any revenues and incurred net losses of $(14,051).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	18,000	18,000

TOTAL ASSETS	$18,000	$18,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$34,390	$32,390

Total current liabilities	34,390	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(104,390)	(102,390)

Total stockholders’ (deficit)	(66,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,000	$18,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
Selling, general and administrative	$-	$-	$-	$(51)
Professional fees	(1,000)	(4,000)	(2,000)	(8,000)

Total operating expenses	(1,000)	(4,000)	(2,000)	(8,051)

Net (loss)	$(1,000)	$(4,000)	$(2,000)	$(8,051)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2013	$3,800	$34,200	$(102,390)	$(64,390)
Net (loss)	-	-	(2,000)	(2,000)

Balance, June 30, 2014	$3,800	$34,200	$(104,390)	$(66,390)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(2,000)	$(8,051)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	6,000
Increase in accounts payable and accrued expenses	2,000	2,000

Net cash (used in) operating activities	-	(51)

Net change in cash	-	(51)
Cash, beginning of period	-	51

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial statements of the Company as of June 30, 2014 and for the three and six months period ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC Section 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At June 30, 2014, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014 and December 31, 2013, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At June 30, 2014, the Company had approximately $104,000 of unused operating losses expiring through 2034.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2013, 2012 and 2011. These returns, when filed, will all be subject to examination by the tax authorities.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of June 30, 2014 and December 31, 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at June 30, 2014 and December 31, 2013 represent a prepayment of $18,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended June 30, 2014, we have not generated any revenue and incurred net losses of $(1,000) compared to the three months ended June 30, 2013 in which we did not generate any revenue and net losses of $(4,000). For the six months ended June 30, 2014, we have not generated any revenue and incurred net losses of $(2,000) compared to the six months ended June 30, 2013 in which we did not generate any revenue and net losses of $(8,051).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

NOSTALGIA FAMILY BRANDS, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	18,000	18,000

TOTAL ASSETS	$18,000	$18,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$33,390	$32,390

Total current liabilities	33,390	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(103,390)	(102,390)

Total stockholders’ (deficit)	(65,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,000	$18,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Operating expenses:
Selling, general and administrative	$-	$(51)
Professional fees	(1,000)	(4,000)

Total operating expenses	(1,000)	(4,051)

Net (loss)	$(1,000)	$(4,051)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2013	$3,800	$34,200	$(102,390)	$(64,390)
Net (loss)	-	-	(1,000)	(1,000)

Balance, March 31, 2014	$3,800	$34,200	$(103,390)	$(65,390)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net (loss)	$(1,000)	$(4,051)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	3,000
Increase in accounts payable and accrued expenses	1,000	1,000

Net cash (used in) operating activities	-	(51)

Net change in cash	-	(51)
Cash, beginning of period	-	51

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial statements of the Company as of March 31, 2014 and for the three months period ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC Section 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At March 31, 2014, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2014 and December 31, 2013, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At March 31, 2014, the Company had approximately $103,000 of unused operating losses expiring through 2034.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2013, 2012 and 2011. These returns, when filed, will all be subject to examination by the tax authorities.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share(“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of March 31, 2014 and December 31, 2013, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at March 31, 2014 and December 31, 2013 represent a prepayment of $18,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended March 31, 2014, we have not generated any revenue and incurred net losses of $(1,000) compared to the three months ended March 31, 2013 in which we did not generate any revenues and incurred net losses of $(4,051).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the “Company”), a development stage company, as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two year period ended December 31, 2013 and for the period from November 5, 2010 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Family Brands, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from November 5, 2010 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, the Company is subject to substantial business risks and uncertainties of a new business and has not generated revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Wei, Wei & Co., LLP

February 5, 2015

Flushing, NY

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	18,000	30,000

TOTAL ASSETS	$18,000	$30,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	32,390	26,825

Total current liabilities	32,390	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(102,390)	(84,774)

Total stockholders’ (deficit)	(64,390)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,000	$30,051

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31,		For the Period fromNovember 5, 2010 (inception) to December 31,
	2013	2012	2013

Operating expenses:
Selling, general and administrative	(526)	(7,215)	(7,849)
Professional fees	(17,090)	(77,451)	(94,541)

Total operating expenses	(17,616)	(84,666)	(102,390)

Net (loss)	$(17,616)	$(84,666)	$(102,390)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.03)

Weighted average shares outstanding, basic and diluted	3,800,000	3,654,167

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2013

		Additional	Deficit Accumulated During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance, November 5, 2010 (inception)	$-	$-	$-	$-
Net (loss)	-	-	-	-

Balance, December 31, 2010	-	-	-	-
Common stock issued, December 2011, at $0.01 per share	2,050	18,450	-	20,500
Net (loss)	-	-	(108)	(108)

Balance, December 31, 2011	2,050	18,450	(108)	20,392
Common stock issued, January 2012, at $0.01 per share	1,750	15,750	-	17,500
Net (loss)	-	-	(84,666)	(84,666)

Balance, December 31, 2012	3,800	34,200	(84,774)	(46,774)
Net (loss)	-	-	(17,616)	(17,616)

Balance, December 31, 2013	$3,800	$34,200	$(102,390)	$(64,390)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For the Period fromNovember 5, 2010 (inception) to December 31,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(17,616)	$(84,666)	$(102,390)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	12,000	(30,000)	(18,000)
Increase in accounts payable and accrued expenses	5,565	26,625	32,390

Net cash (used in) operating activities	(51)	(88,041)	(88,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	17,500	38,000
Proceeds from convertible promissory note	-	50,000	50,000

Net cash provided by financing activities	-	67,500	88,000

Net change in cash	(51)	(20,541)	-
Cash, beginning of period	51	20,592	-

Cash, end of period	-	$51	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For the Period from November 5, 2010 (inception) to December 31,
Supplemental disclosure of cash flow information	2013	2012	2013

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company is in the development stage and has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In June 2014, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the "inception to date" and other related disclosures. The Company, in accordance with ASU 2014-10,  has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products to be sold to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ACS 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2. ACCOUNTING POLICIES (continued)

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At December 31, 2013 the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2013 and 2012, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2013, the Company had approximately $102,000 of unused operating losses expiring through 2033.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2013, 2012 and 2011. For the period from November 5, 2010 (inception) to December 31, 2013, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $2,118 as general and administrative expenses in the accompanying statements of operations.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that ar

e required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of December 31, 2013 and 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2. ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in FASB ASC 915, Accounting and Reporting for Development Stage Enterprise. Under FASB ASC 915, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about and entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company in accordance with ASU 2014-10 has early adopted ASU 2014-10 in Its Financial statements on January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of  Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be  effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, " Revenue from Contracts with customers" which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of  this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting  standard updated is not expected to have a material impact on the company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08. "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity",  which amends the requirement for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operation if the disposal represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at December 31, 2013 and 2012 represent a prepayment of $ 18,000 and $ 30,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5. COMMON STOCK

The Company sold during 2012 and 2011 a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000 maturing December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commerce operations and generate revenues, the Company's cash position is currently not sufficient to support the Company's daily operation. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

7. GOING CONCERN/RISKS AND UNCERTAINTIES (continued)

While the Company believes in  its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00  was paid by CUBBO, Inc. with respect of the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company's management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. Except for the matter discussed in Note 8, there were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	19,500	30,000

TOTAL ASSETS	$19,500	$30,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$30,325	$26,825

Total current liabilities	30,325	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(98,825)	(84,774)

Total stockholders’ (deficit)	(60,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$19,500	$30,051

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period FromNovember 5, 2010 (inception) to September 30,
	2013	2012	2013	2012	2013
Operating expenses:
Selling, general and administrative	$-	$(54)	$(51)	$(118)	$(7,374)
Professional fees	(6,000)	(4,450)	(14,000)	(37,425)	(91,451)
Total operating expenses	(6,000)	(4,504)	(14,051)	(37,543)	(98,825)

Net (loss)	$(6,000)	$(4,504)	$(14,051)	$(37,543)	(98,825)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,605,556

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

FOR THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

		Additional	Deficit Accumulated During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance, November 5, 2010 (inception)	$-	$-	$-	$-
Net (loss)	-	-	-	-

Balance, December 31, 2010	-	-	-	-
Common stock issued, December 2011, at $0.01 per share	2,050	18,450	-	20,500
Net (loss)	-	-	(108)	(108)

Balance, December 31, 2011	2,050	18,450	(108)	20,392
Common stock issued, January 2012, at $0.01 per share	1,750	15,750		17,500
Net (loss)	-	-	(84,666)	(84,666)

Balance, December 31, 2012	3,800	34,200	(84,774)	(46,774)
Net (loss)	-	-	(14,051)	(14,051)

Balance, September 30, 2013	$3,800	$34,200	$(98,825)	$(60,825)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		For the Period From November 5, 2010 (inception) to September 30,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(14,051)	$(37,543)	$(98,825)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	10,500	-	(19,500)
Increase in accounts payable and accrued expenses	3,500	-	30,325

Net cash (used in) operating activities	(51)	(37,543)	(88,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	17,500	38,000
Proceeds from convertible promissory note	-	-	50,000

Net cash provided financing activities	-	17,500	88,000

Net change in cash	(51)	(20,043)	-
Cash, beginning of period	51	20,592	-

Cash, end of period	$-	$549	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		For the Period From November 5, 2010 (inception) to September 30,
Supplemental disclosure of cash flow information	2013	2012	2013

Cash paid for income taxes	$-	$-	$-

Cash paid for interests	$-	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company is in the development stage and has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The unaudited interim financial statements of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 and for the period from November 5, 2010 (inception) to September 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from products to be sold to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which is credited to additional paid-in-capital.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At September 30, 2013 and December 31, 2012, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2013 and December 31, 2012, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At September 30, 2013, the Company had approximately $98,000 of unused operating losses expiring through 2033.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2012 and 2011. For the period from November 5, 2010 (inception) to September 30, 2013, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $1,643 as general and administrative expenses in the accompanying statements of operations.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of September 30, 2013 and December 31, 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in FASB ASC 915, Accounting and Reporting for Development Stage Enterprise. Under FASB ASC 915, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at September 30, 2013 and December 31, 2012 represent a prepayment of $19,500 and $30,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended September 30, 2013, we have not generated any revenue and incurred net losses of $(6,000) compared to the three months ended September 30, 2012 in which we did not generate any revenues and incurred net losses of $(4,504). For the nine months ended September 30, 2013, we have not generated any revenue and incurred net losses of $(14,051) compared to the nine months ended September 30, 2012 in which we did not generate any revenues and incurred net losses of $(37,543).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	24,000	30,000

TOTAL ASSETS	$24,000	$30,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$28,825	$26,825

Total current liabilities	28,825	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(92,825)	(84,774)

Total stockholders’ (deficit)	(54,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$24,000	$30,051

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the Period From
	Three Months Ended June 30,		Six Months Ended June 30,		November 5, 2010 (inception) to June 30,
	2013	2012	2013	2012	2013
Operating expenses:
Selling, general and administrative	$-	$(64)	$(51)	$(64)	$(92,825)
Professional fees	(4,000)	(21,125)	(8,000)	(32,975)	(85,451)
Total operating expenses	(4,000)	(21,189)	(8,051)	(33,039)	(92,825)

Net (loss)	$(4,000)	$(21,189)	$(8,051)	$(33,039)	$(92,825)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,508,333

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

FOR THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

		Additional	Deficit Accumulated During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance, November 5, 2010 (inception)	$-	$-	$-	$-
Net (loss)	-	-	-	-

Balance, December 31, 2010	-	-	-	-
Common stock issued, December 2011, at $0.01 per share	2,050	18,450	-	20,500
Net (loss)	-	-	(108)	(108)

Balance, December 31, 2011	2,050	18,450	(108)	20,392
Common stock issued, January 2012, at $0.01 per share	1,750	15,750	-	17,500
Net (loss)	-	-	(84,666)	(84,666)

Balance, December 31, 2012	3,800	34,200	(84,774)	(46,777)
Net (loss)	-	-	(8,051)	(8,051)

Balance, June 30, 2013	$3,800	$34,200	$(92,825)	$(54,825)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		For the Period From November 5, 2010 (inception) to June 30,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(8,051)	$(33,039)	$(92,825)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	6,000	-	(24,000)
Increase in accounts payable and accrued expenses	2,000	-	28,825

Net cash (used in) operating activities	(51)	(33,039)	(88,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	17,500	38,000
Proceeds from convertible promissory note	-	-	50,000

Net cash provided financing activities	-	17,500	88,000

Net change in cash	(51)	(15,539)	-
Cash, beginning of period	51	20,592	-

Cash, end of period	$-	$5,053	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		For the Period From November 5, 2010 (inception) to June 30,
Supplemental disclosure of cash flow information	2013	2012	2013

Cash paid for income taxes	$-	$-	$-

Cash paid for interests	$-	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company is in the development stage and has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial statements of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 and for the period from November 5, 2010 (inception) to June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

NOSTALGIA FAMILY BRANDS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from products to be sold to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

2. ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At June 30, 2013 and December 31, 2012, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2013 and December 31, 2012, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At June 30, 2013, the Company had approximately $92,000 of unused operating losses expiring through 2033.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2012 and 2011. For the period from November 5, 2010 (inception) to June 30, 2013, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $1,643 as general and administrative expenses in the accompanying statements of operations.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of June 30, 2013 and December 31, 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in FASB ASC 915, Accounting and Reporting for Development Stage Enterprise. Under FASB ASC 915, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at June 30, 2013 and December 31, 2012 represent a prepayment of $24,000 and $30,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended June 30, 2013, we have not generated any revenue and incurred net losses of $(4,000) compared to the three months ended June 30, 2012 in which we did not generate any revenues and incurred net losses of $(21,189). For the six months ended June 30, 2013, we have not generated any revenue and incurred net losses of $(8,051) compared to the six months ended June 30, 2012 in which we did not generate any revenues and incurred net losses of $(33,039).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	27,000	30,000

TOTAL ASSETS	$27,000	$30,051

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$27,825	$26,825

Total current liabilities	27,825	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(88,825)	(84,774)

Total stockholders’ (deficit)	(50,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$27,000	$30,051

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		For the Period from November 5, 2010 (inception) to March 31,
	2013	2012	2013
Operating expenses:
Selling, general and administrative	$(51)	$-	$(7,374)
Professional fees	(4,000)	(11,850)	(81,451)

Total operating expenses	(4,051)	(11,850)	(88,825)

Net (loss)	$(4,051)	$(11,850)	$(88,825)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,216,667

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) Equity (UNAUDITED)

FOR THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

		Additional	Deficit Accumulated During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance, November 5, 2010 (inception)	$-	$-	$-	$-
Net (loss)	-	-	-	-

Balance, December 31, 2010	-	-	-	-
Common stock issued, December 2011, at $0.01 per share	2,050	18,450	-	20,500
Net (loss)	-	-	(108)	(108)

Balance, December 31, 2011	2,050	18,450	(108)	20,392
Common stock issued, January 2012, at $0.01 per share	1,750	15,750	-	17,500
Net (loss)	-	-	(84,666)	(84,666)

Balance, December 31, 2012	3,800	34,200	(84,774)	(46,774)
Net (loss)	-	-	(4,051)	(4,051)

Balance, March 31, 2013	$3,800	$34,200	$(88,825)	$(50,825)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		For the Period from November 5, 2010 (inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$(4,051)	$(11,850)	$(88,825)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,000	(12,000)	(27,000)
Increase in accounts payable and accrued expenses	1,000	-	27,825

Net cash (used in) operating activities	(51)	(23,850)	(88,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	17,500	38,000
Proceeds from convertible promissory note	-	-	50,000

Net cash provided by financing activities	-	17,500	88,000

Net change in cash	(51)	(6,350)	-
Cash, beginning of period	51	20,592	-

Cash, end of period	$-	$14,242	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		For the Period from November 5, 2010 (inception) to March 31,
Supplemental disclosure of cash flow information	2013	2012	2013
Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

1. GENERAL

Organization and Business

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and commenced planning during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model is to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company is in the development stage and has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require significant additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial statements of the Company as of March 31, 2013 and for the three months periods ended March 31, 2013 and 2012 and for the period from November 5, 2010 (inception) to March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the “inception to date” and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from products to be sold to traditional retail outlets.

All sources of revenue will be recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

2. ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At March 31, 2013 and December 31, 2012, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013 and December 31, 2012, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At March 31, 2013, the Company had approximately $88,000 of unused operating losses expiring through 2033.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

2. ACCOUNTING POLICIES (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2012 and 2011. For the period from November 5, 2010 (inception) to March 31, 2013, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $1,643 as general and administrative expenses in the accompanying statements of operations.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

2. ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of March 31, 2013 and December 31, 2012, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in FASB ASC 915, Accounting and Reporting for Development Stage Enterprise. Under FASB ASC 915, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at March 31, 2013 and December 31, 2012 represent a prepayment of $27,000 and $30,000, respectively, with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5. COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through February 5, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended March 31, 2013, we have not generated any revenue and incurred net losses of $(4,051) compared to the three months ended March 31, 2012 in which we did not generate any revenues and incurred net losses of $(11,850).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheet of Nostalgia Family Brands, Inc. (the “Company”), a development stage company, as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012, and for the period from November 5, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Family Brands, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, and for the period from November 5, 2010 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nostalgia Family Brands, Inc. will continue as a going concern. As more fully described in Note 7, the Company is a startup company subject to substantial business risks and uncertainties and has not generated revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Wei, Wei & Co., LLP

Flushing, NY

February 5, 2015

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash (Note 2)	$51	$20,592
Prepaid expenses (Note 4)	30,000	-

Total current assets	30,051	20,592

TOTAL ASSETS	$30,051	$20,592

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 8)	26,825	200

Total current liabilities	26,825	200

Convertible promissory note payable (Notes 2 and 6)	50,000	-

Stockholders’ (deficit) equity (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares and 2,050,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,800	2,050
Additional paid-in capital	34,200	18,450
Deficit accumulated during the development stage	(84,774)	(108)

Total stockholders’ (deficit) equity	(46,774)	20,392

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$30,051	$20,592

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from November 5, 2010 (inception) to December 31, 2012 (cumulative)

Revenues	$-	$-	$-

Operating expenses:
Selling, general and administrative	(7,215)	(108)	(7,323)
Professional fees	(77,451)	-	(77,451)

Total operating expenses	(84,666)	(108)	(84,774)

Net (loss)	$(84,666)	$(108)	$(84,774)

(Loss) per common share, basic and diluted (Note 2)	$(0.03)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,362,500	85,068

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

		Additional	Deficit Accumulated During the
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Balance, November 5, 2010 (inception)	$-	$-	$-	$-
Net (loss)	-	-	-	-

Balance, December 31, 2010	-	-	-	-
Common stock issued, December 2011, at $0.01 per share	2,050	18,450	-	20,500
Net (loss)	-	-	(108)	(108)

Balance, December 31, 2011	2,050	18,450	(108)	20,392
Common stock issued, January 2012, at $0.01 per share	1,750	15,750	-	17,500
Net (loss)	-	-	(84,666)	(84,666)

Balance, December 31, 2012	$3,800	$34,200	$(84,774)	$(46,774)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from November 5, 2010 (inception) to December 31, 2012 (cumulative)

Cash flows from operating activities:
Net (loss)	$(84,666)	$(108)	$(84,774)
Change in operating assets and liabilities:
(Increase) in prepaid expenses	(30,000)	-	(30,000)
Increase in accounts payable and accrued expenses	26,625	200	26,825

Net cash (used in) operating activities	(88,041)	92	(87,949)

Cash flows from financing activities:
Proceeds from sale of common stock	17,500	20,500	38,000
Proceeds from convertible promissory note	50,000	-	50,000

Net cash provided by financing activities	67,500	20,500	88,000

Net change in cash	(20,541)	20,592	51
Cash, beginning of period	20,592	-	-

Cash, end of period	$51	$20,592	$51

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from November 5, 2010 (inception) to December 31, 2012 (cumulative)

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to have manufactured and distribute products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company is in the development stage and has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2. ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from products to be sold to traditional retail outlets.

All sources of revenue will be recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

2. ACCOUNTING POLICIES (continued)

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which is credited to additional paid-in-capital.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts. At December 31, 2012 and 2011, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012 and 2011, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2012, the Company had approximately $84,000 of unused operating losses expiring through 2032.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2012 and 2011. For the period from November 5, 2010 (inception) to December 31, 2012, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $1,643 as general and administrative expenses in the accompanying statements of operations.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of December 31, 2012 and 2011, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

2. ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in FASB ASC 915, Accounting and Reporting for Development Stage Enterprise. Under FASB ASC 915, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-10 on the financial statements.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

4. PREPAID EXPENSES

Prepaid expenses at December 31, 2012 represent a prepayment of $30,000 to CUBBO, Inc. for consulting services to be rendered in 2013.

5. COMMON STOCK

The Company sold 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company’s Chief Executive Officer, and 100,000 shares were sold to the Company’s Chief Financial Officer. All shares were sold at $0.01 per share.

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN/RISKS AND UNCERTAINTIES

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. This raises substantial doubt about the Company’s ability to continue as a going concern. The reasons for the substantial doubt along with management’s plans are as follows.

The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position is currently not sufficient to support the Company’s daily operations. Management intends to raise additional funds through the issuance of additional equity or debt securities. Management believes that the actions presently being taken to implement its business plan and to generate revenues provide the opportunity for the Company to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

7. GOING CONCERN/RISKS AND UNCERTAINTIES (continued)

While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern and its ability to emerge from the development stage with its planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity and/or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. SETTLEMENT OF ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for  $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to inforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiation  an extension  which the Company believes shall be sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9. SUBSEQUENT EVENTS

As discussed in Note 8, the claim between the Company and Vintage Filings has been settled as of the report date.

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$549	$20,592
Prepaid legal expense	-	-
Total current assets	549	20,592

Total assets	549	20,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings-related party	200	200
Total current liabilities	200	200

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized as of September 30, 2012 and 3,800,000 and 2,050,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,800	2,050
Additional paid in capital	34,200	18,450
Accumulated deficit	(37,651)	(108)
Total stockholders' equity	349	20,392
Total Liabilities and Stockholders' Equity	$549	$20,592

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended September 30, 2012, we have not generated any revenue and incurred net losses of $(4,504) compared to the three months ended September 30, 2011 in which we did not generate any revenues and incurred net losses of $(54). For the nine months ended September 30, 2012, we have not generated any revenue and incurred net losses of $(37,543) compared to the nine months ended September 30, 2011 in which we did not generate any revenues and incurred net losses of $(72).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$5,053	$20,592
Prepaid legal expense	-	-
Total current assets	5,053	20,592

Total assets	5,053	20,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings-related party	200	200
Total current liabilities	200	200

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized as of June 30, 2012 and 3,800,000 and 2,050,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,800	2,050
Additional paid in capital	34,200	18,450
Accumulated deficit	(33,147)	(108)
Total stockholders' equity	4,853	20,392
Total Liabilities and Stockholders' Equity	$5,053	$20,592

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

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the six month period ended June 30, 2012

(Unaudited)

	Common Stock, Par		Additional		Total
	Value $0.001		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE 12/31/11	2,050,000	$2,050	$18,450	$(108)	$20,392
Common stock issued	1,750,000	1,750	15,750		17,500
Net loss				(33,039)	(33,039)
BALANCE 06/30/12	3,800,000	$3,800	$34,200	$(33,147)	$4,853

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended June 30, 2012, we have not generated any revenue and incurred net losses of $(21,189) compared to the three months ended June 30, 2011 in which we did not generate any revenues and incurred net losses of $(18). For the six months ended June 30, 2012, we have not generated any revenue and incurred net losses of $(33,039) compared to the six months ended June 30, 2011 in which we did not generate any revenues and incurred net losses of $(18).

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$14,242	$20,592
Prepaid legal expense	12,000	-
Total current assets	26,242	20,592

Total assets	26,242	20,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings-related party	200	200
Total current liabilities	200	200

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized as of March 31,2012 and 3,800,000 and 2,050,000 issued and outstanding at March 31, 2012 December 31, 2011, respectively	3,800	2,050
Additional paid in capital	34,200	18,450
Accumulated deficit	(11,958)	(108)
Total stockholders' equity	26,042	20,392
Total Liabilities and Stockholders' Equity	$26,242	$20,592

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2012 and March 31, 2011

(Unaudited)

	For the	For the
	three month	three month
	period ended	period ended
	March 31, 2012	March 31, 2011

Revenues	$-	$-

Pre-operating expenses

Professional fees	11,850	-
Total pre-operating expenses	11,850	-

Pre-operating loss	(11,850)	-

Provision for income tax	-	-

Net loss	$(11,850)	$-

Basic and diluted net loss per common share	$(0.003)	$-

Weighted average shares of capital outstanding - basic	3,520,879	-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENT OF OPERATIONS

For the period November 5, 2010 (inception) to March 31, 2012

(Unaudited)

For the period
November 5, 2010
(inception) to
March 31, 2012

Revenues	$-

Pre-operating expenses

Selling, general and administrative	108
Professional fees	11,850
Total pre-operating expenses	11,958

Pre-operating loss	(11,958)

Provision for income tax	-

Net loss	$(11,958)

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the three month period ended March 31, 2012

(Unaudited)

	Common Stock		Additional		Total
	Par Value $0.001		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE 12/31/11	2,050,000	$2,050	$18,450	$(108)	$20,392
Common stock issued	1,750,000	1,750	15,750		17,500
Net loss				(11,850)	(11,850)
BALANCE 3/31/12	3,800,000	$3,800	$34,200	$(11,958)	$26,042

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31, 2012 and 2011

and November 5, 2010 (inception) to March 31, 2012

(Unaudited)

	For the three month period ended	For the three month period ended	For the period November 5, 2010 (inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM PRE-OPERATING ACTIVITIES:
Net (loss)	$(11,850)	$-	$(11,958)

Adjustments to reconcile net loss to net cash used for pre-operating activities:

Amortization of legal fees	8,000	-	8,000
(Increase) in prepaid legal expense	(20,000)		(20,000)
Net cash used by operating activities	(23,850)	-	(23,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings-related party	-	-	200
Issuance of common stock	17,500	-	38,000
Net cash provided by financing activities	17,500	-	38,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,350)	-	14,242

Cash and cash equivalents, beginning of period	20,592	-	-
Cash and cash equivalents, end of period	$14,242	$-	$14,242

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Nostalgia Family Brands, Inc.

(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2012

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form S-1. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Recent Accounting Pronouncements	•

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2012, and have found none of them to have a material impact on the Company’s financial statements.

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

4.	Prepaid Legal Expense	•	Prepaid legal expense consists of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Prepaid legal fees	$12,000	$-
TOTAL	$12,000	$-

5.	Short-term borrowings-related party	•	Short-term borrowings-related party consists of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Prepaid expenses paid on behalf of the Company – William P. McDermitt	$200	$200
TOTAL	$200	$200

The borrowings are due on demand with no stated interest rate. The imputed interest expense is considered by management to be immaterial to the financial statements at March 31, 2012.

6.	Capital Stock Activity	•	The Company’s Articles of Incorporation authorize the issuance 50,000,000 shares of one class of $.001 par value common stock.

☐	During the three months ended March 31, 2012, the Company issued 1,750,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $17,500.

☐	During the three months ended December 31, 2011, the Company issued 2,050,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $20,500.

		•	Dividends - The Company has never issued dividends.

		•	Warrants - The Company has never issued any warrants.

		•	Options - The Company has never issued options.

7.	Advances by Related Party	•

During the year ended December 31, 2011 Company received from William P. McDermitt, a related party, $200 in cash to establish the Company’s bank account, which supplemented the Company’s working capital and is included in current liabilities. Furthermore, Mr. McDermitt purchased 500,000 shares of stock for $5,000 during the first quarter 2012.

•

The Company has evaluated estimates and assumptions related to donated services and rent provided by the Officers of the Company during the start-up phase of this business. It has been determined that these services provided by these individuals were nominal through March 31, 2012.

8.	Subsequent Events	•	The Company has evaluated subsequent events through the date which it has made its financial statements available, and has identified no significant reportable events through that date.

9.	Net Loss per Share of Common Stock	•

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

Three Months
Ended
March 31, 2012

Numerator - basic and diluted loss per share net loss	$(11,850)

Denominator - basic and diluted loss per share - weighted average common shares outstanding	3,520,879

Basic and diluted earnings per share	$(0.003)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We are a newly established company and have limited operations and nominal assets. For the three months ended March 31, 2012, we have not generated any revenue and incurred net losses of $(11,850) compared to the three months ended March 31, 2011 in which we did not generate any revenues and did not incur any losses.

Our principal business is the acquisition of rights to discontinued consumer product brands. We currently have no interest in any discontinued consumer product brands, but we are continuing to identify and assess viable discontinued consumer product brands. From the time of our inception in 2010, we have researched over 100 discontinued consumer products and are focusing upon 20 of those products in following three categories of consumer products: candy, food other than candy, and personal products.

To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations.

During the next 12 months, management's objective is to raise new capital and seek additional investment opportunities in the consumer products sector. The Company intends to complete a registration statement on Form S-1 to raise $350,000. We plan to use the proceeds to acquire rights to discontinued consumer products, manufacturing, marketing, paying accounts payable and other general corporate purposes.

While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan.

