Form 10-Q
period 2015-03-31
Nostalgia Family Brands, Inc.
filed 2015-07-30
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(732) 291-3661
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common stock, $0.001 par value per share	3,800,000

In this Quarterly Report on Form 10-Q, "we", "our", "us" and the "Company" refers to Nostalgia Family Brands, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	17,000

TOTAL ASSETS	$17,000	$17,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$38,841	$37,265
Convertible promissory note payable (Notes 2 and 6)	50,000	-

Total current liabilities	88,841	37,265

Convertible promissory note payable (Notes 2 and 6)	-	50,000

Stockholders' (deficit) (Note 5):

Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(109,841)	(108,265)

Total stockholders' (deficit)	(71,841)	(70,265)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,000	$17,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Selling, general and administrative	$(576)	$-
Professional fees	(1,000)	(1,000)

Total operating expenses	(1,576)	(1,000)

Net (loss)	$(1,576)	$(1,000)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	3,800,000	$3,800	$34,200	$(108,265)	$(70,265)

Net (loss)	-	-	-	(1,576)	(1,576)

Balance, March 31, 2015 (unaudited)	3,800,000	$3,800	$34,200	$(109,841)	$(71,841)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(1,576)	$(1,000)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,576	1,000
Net cash (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.	GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to manufacture products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood CandyBars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").

In June 2014, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removes the development stage disclosure distinction and eliminates the "inception to date" and other related disclosures. The Company, in accordance with ASU 2014-10, has early adopted this ASU in its financial statements as of January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unaudited Interim Financial Statements

The accompanying interim balance sheet as of March 31, 2015 and the statements of operations, changes in stockholder's (deficit) and cash flows for the three months ended March 31, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with GAAP and the Regulations of the Securities and Exchange Commission. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and reflect, in management's opinion, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the Company's financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or any other period.

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

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt - Debt with Conversion and Other Options. The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 per bank for substantially all depository accounts. At March 31, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2015 and December 31, 2014, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At March 31, 2015, the Company had approximately $109,000 of unused operating losses expiring through 2035.

The Company adopted the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its Federal income tax returns for the years ended December 31, 2014, 2013 and 2012. For the period from November 5, 2010 (inception) to December 31, 2014, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $2,953 as general and administrative expenses in the accompanying statements of operations.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Measurements

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs - Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs - Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs - Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of March 31, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share ("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-01 - Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have a material impact on the Company's financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The implementation date of this ASU has recently been extended by one (1) year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

4.	PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at March 31, 2015 and December 31, 2014 represent the remaining prepayment of $17,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks. During the year ended December 31, 2014, CUBBO utilized $1,000 of the prepayment to pay certain liabilities of the Company.

5.	COMMON STOCK

The Company sold during 2012 and 2011, a total of 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company's Chief Executive Officer, and 100,000 shares were sold to the Company's Chief Financial Officer. All shares were sold at $0.01 per share.

6.	CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

7.	GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company's cash position is currently not sufficient to support the Company's daily operations. This raises substantial doubt about the Company's ability to continue as a going concern.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

7.	GOING CONCERN (continued)

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company's ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.	LEGAL PROCEEDINGS

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. As of March 31, 2015, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company hopes will get it sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9.	SUBSEQUENT EVENTS

The Company's management has performed subsequent events procedures through July 27, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 10, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

For the period ended March 31, 2015 and 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $1,576 and $1,000, respectively.

Our total assets as of March 31, 2015 are $17,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2014 are $17.000, consisting entirely of a prepaid expense.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell previously discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan, or successfully market our planned products. Additionally, if our views on the strength of nostalgia as a driver for sales of consumer products is erroneous, our financial condition and results of operations would likely suffer. See "Risk Factors-Risks Related to our Business."

Liquidity and Capital Resources

We are a newly established company with limited operating history. There is a limited operating history by which to evaluate the likelihood of our success or our ability to continue as a going concern. To date, we have not generated any revenues. We will require additional funding in order to continue operations for the next 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. We are in the process of completing a registration statement on Form S-1 to raise $350,000, and we intend to file Form S-1 shortly after this quarterly report on Form 10-Q is filed. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

The report of our independent registered public accounting firm for the year ended December 31, 2014 expresses concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

In January 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have a material impact on the Company's financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management. William P. McDermitt, the Company's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the periods covered by this Quarterly Report. Based on that evaluation, the Company William P. McDermitt concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate. However, because of the Company's lack of financial resources, the Company has been delinquent in its Exchange Act filings.

To mitigate the current lack of financial resources we are in the process of completing a registration statement on Form S-1 to raise $350,000, and we intend to file Form S-1 shortly after this quarterly report on Form 10-Q is filed.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our fiscal years ended December 31, 2014, 2013 and 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of March 31, 2015, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company is in the process of negotiating an extension which the Company hopes will get it sufficient time to complete a registration statement on Form S-1 to raise $350,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, the Company has not issued any securities which were not registered under the Securities Act.

During the period between January 3, 2011 and January 13, 2012, we issued 3,800,000 shares of our common stock to 44 investors, at a purchase price of $0.01 per share, or aggregate proceeds of $38,000. These shares were issued in a series of transactions in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof and Regulation D promulgated thereunder for transactions not involving any public offering. The Registrant believes that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each of the purchaser's representation of sophistication in financial matters, and his or her access to information concerning the Registrant. No underwriters were involved in the foregoing sales of securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	05/24/2012
3.2	By-Laws		S-1		3.2	05/24/2012
31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒
101	XBRL Interactive Data Files	☒

The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOSTALGIA FAMILY BRANDS, INC.

Dated: July 23, 2015	By:	/s/ William P. McDermitt
William P. McDermitt, President and Chief Executive Officer

	By:	/s/ Edward O'Donnell
Edward O'Donnell, Vice President and Chief Financial Officer

