Form 10-Q
period 2015-06-30
Nostalgia Family Brands, Inc.
filed 2015-09-22
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2015

Common stock, $0.001 par value per share	3,800,000

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to Nostalgia Family Brands, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	17,000

TOTAL ASSETS	$17,000	$17,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$40,007	$37,265
Convertible promissory note payable (Notes 2 and 6)	50,000	-

Total current liabilities	90,007	37,265

Convertible promissory note payable (Notes 2 and 6)	-	50,000

Stockholders’ (deficit) (Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(111,007)	(108,265)

Total stockholders’ (deficit)	(73,007)	(70,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$17,000	$17,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	(166)	-	(742)	-
Professional fees	(1,000)	(1,000)	(2,000)	(2,000)

Total operating expenses	(1,166)	(1,000)	(2,742)	(2,000)

Net (loss)	$(1,166)	$(1,000)	$(2,742)	$(2,000)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to financial statements.

4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2014	$3,800	$34,200	$(108,265)	$(70,265)
Net (loss)	-	-	(2,742)	(2,742)

Balance, June 30, 2015 (unaudited)	$3,800	$34,200	$(111,007)	$(73,007)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net (loss)	$(2,742)	$(2,000)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,742	2,000

Net cash (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information	June 30, 2015	June 30, 2014

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and is developing its plan of operations. The Company aims to create and develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to manufacture products which had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the intended potential products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products which the older generations enjoyed and the Company intends to target to make available once again at retail supermarkets and drug stores.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to create, develop a website and commence its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2. ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

The unaudited interim financial statements of the Company as of June 30, 2015 and for the three and six months periods ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to generate its revenue from the sale of products to traditional retail outlets.

All sources of revenue will be recorded pursuant to ASC Section 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015 and December 31, 2014, the Company has established full valuation allowances against its deferred tax assets, principally for operating loss carry- forwards, due to the uncertainty in realizing their benefits. At June 30, 2015, the Company had approximately $110,000 of unused operating losses expiring through 2035.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2. ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its Federal income tax returns for the years ended December 31, 2014, 2013 and 2012. The Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $3,695 and $2,953 included in accounts payable as of June 30, 2014 and December 31, 2014, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of June 30, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt, consistent with debt discounts and premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

4. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at June 30, 2015 and December 31, 2014 represent a prepayment of $17,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks. During the year ended December 31, 2014, CUBBO utilized $1,000 of the prepayment to pay certain liabilities of the Company.

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

7. GOING CONCERN/RISKS AND UNCERTAINTIES

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s working capital position is not sufficient to support the Company’s daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

7. GOING CONCERN/RISKS AND UNCERTAINTIES (CONTINUED)

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually commence and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. LEGAL PROCEEDINGS

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. As of March 31, 2015, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes will allow the Company sufficient time to sell additional equity and raise the necessary funds.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through September 17, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. That may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. We are in a planning stage and have not commenced operations. We have not generated any revenues to date. Our entire activity since our inception has been to launch our planned business and prepare for our proposed fundraising through an offering of our equity securities.

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

We have had very limited operations. For the period from November 5, 2010 (Inception) to December 31, 2013, we have not generated any revenue and incurred net losses of $(102,390). For the year ended December 31, 2014, we have generated net losses of $(5,875). Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to obtain additional funds and successfully generate sufficient profits for our working capital needs, we may need to cease or curtail plans. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the three month period ended June 30, 2015 and 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $1,166 and $1,000, respectively.

Our total assets as of June 30, 2015 are $17,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2014 are $17,000, consisting entirely of a prepaid expense.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell previously discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan, or successfully market our planned products. Additionally, if our views on the strength of nostalgia as a driver for sales of consumer products are erroneous, our financial condition and results of operations would suffer. See “Risk Factors–Risks Related to our Business.”

Liquidity and Capital Resources

We have had very limited operating history. There is a limited operating history by which to evaluate the likelihood of our success or our ability to continue as a going concern. To date, we have not generated any revenues. We will require additional funding in order to continue operations for the next 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. On August 13, 2015 we filed with the Securities Exchange Commission a registration statement on Form S-1 to raise $350,000. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

The report of our independent registered public accounting firm for year ended December 31, 2014 expressed concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, lack of working capital, and our need for additional financing in order to fund our operations.

Recently Issued Accounting Pronouncements

In March 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting it in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the periods covered by this Interim Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate. However, because of the Company’s lack of financial resources, the Company has been delinquent in its Exchange Act filings.

To mitigate the current lack of financial resources, on August 13, 2015 we filed with the Securities Exchange Commission a registration statement on Form S-1 to raise $350,000.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal year ended December 31, 2014 and during the six months ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of March 31, 2015, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes will allow the Company sufficient time to sell additional equity and raise the necessary funds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		S-1		3.1	05/24/2012

3.2	By-Laws		S-1		3.2	05/24/2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOSTALGIA FAMILY BRANDS, INC.

Dated: September 22, 2015	By:	/s/ William P. McDermitt
William P. McDermitt
President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell
Vice President and Chief Financial Officer

