Form 10-K/A
period 2014-12-31
Nostalgia Family Brands, Inc.
filed 2015-12-24
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

Item 1. Description of Business.

(a) Business Development

We were incorporated under the laws of the State of Delaware on November 5, 2010.

In 2012, we filed a Registration Statement with respect to the sale of up to 3,000,000 shares of our common stock at a purchase price of $0.10 per share. The registration statement went effective on August 13, 2012. We were unable to raise any money pursuant to the prior Registration Statement.

The Company is an "emerging growth company" ("EGC"), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's ("SEC's") reporting and disclosure rules (See Emerging Growth Companies Section Below). The Company has selected December 31 as its year end.

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

We believe that as a person ages, he or she often feels left behind and tends to remember the "good old days" when life was simpler. We believe we can tap into these feelings and use it as a trigger for purchasing decisions, as studies have shown that seniors miss their youth and many of the products which they used during childhood that are no longer available. Older adults have a preference to purchase brands which have been established for a long time1. This is likely due to a number of factors including, but not limited to, experience with products, attachment to products, nostalgia, habit, and possible aversion to change2. We believe that the combination of familiarity and positive associations linger as a person ages, and we intend to build on these associations to revive a retail presence for one or more discontinued consumer product brands that at one time were widely recognized.

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to September 30, 2015 , we have not generated any revenue and incurred net losses of $(112,173). Due to the "newly-established" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

_________________

1 Lambert-Pandraud R, Laurent G, Lapersonne E. Repeat purchasing of new automobiles by older consumers: empirical evidence and interpretations. J Market. 2005;69:97–103.

2 Lambert-Pandraud R, Laurent G. Impact of age on brand choice. In: Drolet A, Schwarz N, Yoon C, editors. The Aging Consumer: Perspectives from Psychology and Economics. Taylor and Francis; London: 2010. pp. 191–208.

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

•

Food Other Than Candy. Amazo Instant Dessert, Ballard Cornbread Mix, Cocomalt, Hydrox Cookies, Krumbles Cereal, Ann Page Pork and Beans, Pep Cereal, Puffa Puffa Rice Cereal and Van Camp's Chili Con Carne.

•	Personal Products. Calox Tooth Powder, Chipso Laundry Soap, Forhans for the Gums, Rapid Shave, Shower Mate, Stopette Deodorant and Sun 'N' Surf.

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

Demographics

•

An estimated 55 million people in the United States are over the age of 55. We believe this large and growing segment of the population are a viable demographic market with more financial resources and an increasing awareness of their power as consumers. According to George Moschis, Director of Georgia's State Center for Mature Consumer Studies, by 2020, the senior population is expected to number approximately 115 million.

•

The number of U.S. persons age 65 and over in 2010 was estimated at 40 million persons according to the World Factbook (2010 Edition) which is approximately 13% of the nation's total and greater than the populations of more than 200 of the world's countries (GeoHive.com-2010). It is estimated that U.S. persons age 65 and over may increase in size by 40% by 2017.

3

•

The senior population controls in excess of three-fourths of the United States' wealth, and the 65 and over age group – a subset of the senior population – has twice as much per capita income as the average baby boomer (George Moschis, Director of Georgia's State Center for Mature Consumer Studies).

•

The senior population possesses over $900 billion in spending money, and nearly a quarter of householders aged 65 to 69 have a net worth of $250,000 or more (George Moschis, Director of Georgia's State Center for Mature Consumer Studies).

•

According to the 2004 Pew Research Center's Internet and American Life Project which was updated in August 2010, only 31% of members of the 65 and over age group have broadband internet connections. The study found that many seniors do not find the internet to be relevant to their lives (48%), are uncomfortable with computers (60%) and are not interested in going on-line (90%).

According to our research:

•

An estimated 88 million people in the United States are over the age of 55 according to the World Factbook updated on September 24, 2015 (the "WF 2015"). We believe this large and growing segment of the population are a viable demographic market with more financial resources and an increasing awareness of their power as consumers. According to the article titled "Targeting the mature market: opportunities and challenges", Journal of Consumer Marketing, Vol. 14 No. 4 1997, pp.282 – 293, by George Moschis (Director of the Center for Mature Consumer Studies at Georgia State University), Euehun Lee and Anil Mathur, there were approximately 55 million people aged 55 and older and 33 million aged 65 and older in the USA, and the US elder population is expected to double by the year 2030.

•

The number of U.S. persons age 65 and over in 2015 was estimated at more than 47 million persons according to the WF 2015 which is approximately 14.88% of the nation's total population and greater than the populations of more than 200 of the world's countries (GeoHive.com-2015).

•

The senior population age 55 and older controls in excess of three-fourths of the United States' wealth (George Moschis, Director of the Center for Mature Consumer Studies at Georgia State University).

•

The senior population possesses over $900 billion in spending money, and nearly a quarter of householders aged 65 to 69 have a net worth of $250,000 or more (George Moschis, Director of the Center for Mature Consumer Studies at Georgia State University).

•

According to Pew Research Center surveys conducted during March 17-April 12, May 28-31 and June 10-July 12, 2015, about four-in-ten adults ages 65 and older (39%) do not use the internet, compared with only 3% of 18- to 29-year-olds.

The U.S. government statistics from 2013 show that Florida has the highest percentage of population of people aged 65 and over followed by Maine, West Virginia, Delaware, Pennsylvania and Montana. According to the United States Census Bureau, 31 states had a proportion of older people that exceeded the national proportion of 14.1%.

Marketing, Advertising and Distribution

As demonstrated by the above Pew Research Center surveys, due to the fact that there is still a substantial percentage (39%) of the U.S. senior population (exceeding 47 million persons) who do not use the internet, we plan to market our anticipated product brands using a combination of radio and print media advertising. Advertising over the radio is expected to commence in the areas most concentrated with a senior population. Our website will not initially offer our products for sale, but rather will direct potential consumers to area retail outlets carrying our products.

In addition, we intend to purchase advertising space for particular regions of major weekend supplements including, but not limited to, Parade and USA Weekend, to target our market and advise the senior population that their favorite brands are once again available at retail stores in their area. We intend to purchase the advertising space through cash payments and payments in the form of shares of our common stock. We believe that advertising can be purchased for cash or stock with little or no lead time and at substantial discounts from prevailing market prices for "remainders" which are sections of a national run by these and other publications when not sold by print time; provided however, there can be no assurance that we will be successful in purchasing advertising space through cash or stock payments or at all.

We expect that if and when demand is created through our advertising campaigns, it will be easier to retain independent manufacturer's representatives to sell our products to regional buyers at independent retailers and retailers will be more likely to stock our products as a result of advertising-generated demand. These independent representatives also obviate the need for us to have sales personnel on our payroll, thus keeping our labor costs down. We expect independent representatives will charge us a fee of between 5% and 15% of any sales brokered by them with potential bonuses for meeting pre-determined sales levels.

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

Employees

We do not presently have any employees other than our two executive officers, neither of whom are expected to be full-time employees. Our officers are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until our business has been successfully launched and we have sufficient, reliable revenue from our operations, which is not expected for at least the next 12 months. Although we cannot reliably estimate the percentage of time each of our executive officers will spend on behalf of our Company prior to the successful launch of our business, of which we can give no assurance of success, they have each committed to spend such time as they deem reasonably necessary to launch our business. Mr. McDermitt is available to work as a full-time employee if and when we successfully launch our business. Mr. O'Donnell , our CFO, will re-evaluate his time commitments to us if and when we successfully launch our business.

We intend to retain independent manufacturer's representations to seek buyers of our products, once available. We have not yet identified any such independent representatives.

ASPECTS OF A REPORTING COMPANY

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 or Section 4(1) of the Securities Act ("Rule 144") as long as the Company is designated a "shell company" and for 12 months after it ceases to be a "shell company", provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

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

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.'

We qualify as an "emerging growth company" or "EGC" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

The public may read and copy any materials which we have filed with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements, and other information with respect to issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risk Factors

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to Our Business

As a newly established company with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

We were incorporated on November 5, 2010 and our business is in its early planning stages and has not commenced operations . Our business prospects are difficult to predict because of our limited operating history, early stage of establishment and unproven business strategy. While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan. We may never generate revenues or attain profitable operations, and our management may not succeed in realizing our business objectives.

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

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell discontinued consumer product brands. It is our current plan to purchase the intellectual property and other rights to certain discontinued consumer product brands; however, we currently do not own any intellectual property and have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Our business will fail if we cannot successfully implement our business plan or successfully market our planned products.

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

Our ability to successfully develop our business, generate operating revenues and achieve profitability depends upon our ability to obtain the necessary financing to implement our business plan. We will require financing through the issuance of additional debt and/or equity in order to implement our business plan, including identifying, acquiring and distributing consumer products, building inventory, hiring additional personnel as needed and eventually establishing profitable operations. Such financing may not be forthcoming. As it has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including, but not limited to, weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire funds either through credit markets or through equity markets and, even if financing is available, it may not be available on terms which we find favorable. Failure to secure funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

If our estimates related to expenditures are erroneous or inaccurate, our business may fail.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures for the next twelve months and beyond, including, but not limited to, the expenditures we expect to incur as a public reporting company, costs relating to acquiring rights to consumer product brands and commercialization of those brands, website development, and advertising and administrative expenses all of which management estimates will cost an aggregate minimum of approximately $300,000 over the next 12 months. If such estimates are erroneous or inaccurate, or we encounter unforeseen expenses and delays, we may not be able to carry out our business plan, which could result in the failure of our business.

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

Our future success depends upon the continued service of Mr. William P. McDermitt, our Chief Executive Officer and sole Director, and Mr. Edward O'Donnell, our Vice President, Chief Financial Officer and Secretary, upon whom we are relying to implement our business plan. The loss of the services of either Mr. McDermitt or Mr. O'Donnell could negatively impact our ability to select and commercialize potential brands, which would adversely affect our financial results and impair our operations.

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

While we intend to rely heavily upon Mr. McDermitt, he has no experience serving as an officer and/or director of a publicly traded company or experience with the reporting requirements which public companies are subject to. In addition, Mr. McDermitt has no experience with the financial accounting and preparation requirements of financial statements which are required to be filed quarterly and annually under the Securities Exchange Act of 1934, as amended. Due to lack of financial resources, we were unable to timely file a number of our annual and quarterly reports with the SEC in the past. Consequently, our operations and ultimate financial success may suffer substantial harm due to our chief executive officer's lack of experience with publicly traded companies and the financial accounting and preparation requirements of the Exchange Act.

We could be subject to SEC penalties if we do not file all of  our SEC reports.

Although we are presently up to date in our filings, in the past we have not timely filed all of our annual and quarterly reports required to be filed by us with the SEC in a timely manner. It is the management's intention to meet the SEC's requirements and to be up to date in all of our filings, but we cannot insure it because of the Company's lack of financial resources. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of the future trading in our common stock and the amount of information about our Company that is publicly available.

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

Because we will be subject to "penny stock" rules if our shares are quoted on the Over-the-Counter Bulletin Board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

State securities laws may limit secondary trading, which may restrict the states in which stockholders may sell their shares.

Stockholders may not be able to resell the shares which they purchase in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited, which could drive down the market price of our common stock, and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that stockholder's may not be able to sell their shares at or above the price which they paid for the shares.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board or other over-the-counter market and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of capital stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any;

•	fluctuations in stock market price and volume; and

•	general economic and market conditions

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

We are authorized to issue up to 50,000,000 shares of common stock, $0.001 par value, of which 3,800,000 shares of common stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common and preferred stock and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing stockholders' interests, which will negatively affect the value of their shares.

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

We will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices, such as accurately and timely filing annual and interim reports, soliciting proxies for annual and special meetings of stockholders, conflicts of interest policies and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based upon this evaluation, Management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate.  T he Company has been delinquent in its reporting due to lack of financial resources.

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

We are an " emerging growth company "

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a non-affiliate public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. In addition, the JOBS Act permits an emerging growth company to "test the waters" by communicating orally or in writing with qualified institutional buyers or other accredited investors to gauge interest in a contemplated securities offering, even if a registration statement has not yet been filed, and permits analysts to publish research reports about an emerging growth company that is going public even if the analyst's firm is one of the underwriters in the issuer's IPO. We have not provided any of such information to any qualified institutional buyers or other accredited investors, and we are not aware of any research reports about us being published by analysts.

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

Item 1B. Unresolved Staff Comments.

Although the SEC Staff had comments on this Form 10-K and the pending Registration Statement on Form S-1, we have responded to the SEC Staff's comments with respect to this Form 10-K and are in the process of responding to such comments with respect to Form S-1 .

Item 2. Description of Property.

We do not own interests in any real property. We are using our president's home address as our business address. We do not pay any money to use 20 Pape Drive, Atlantic Highlands, New Jersey 07716 as our business address.

We believe our office is in good operating condition and adequately serves our current business operations. We also anticipate suitable additional or alternative space will be available at commercially reasonable terms for future expansion to the extent necessary.

Item 3. Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment ; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes shall be sufficient time to complete the planned offering.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share (the "Common Stock").

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this report . This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 10, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report . Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. We are in a developmental stage. We have not generated any revenues to date. Our entire activity since our inception has been to launch our planned business and prepare for our proposed fundraising through an offering of our equity securities.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to September 30, 2015 , we have not generated any revenue and incurred net losses of $(112,173). For the nine month period year ended September 30, 2015 , we have generated net losses of $(3,908). Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

Business Activities to Date

As of the date of this Report on Form 10-K , we have spent time researching our proposed business and identifying potential product acquisitions. We intend to set up a website upon raising money in the offering in which we intend to engage. We intend to purchase  the following address: www.nostalgiafamilybrands.com for our website.

Results of Operations

We have not generated any revenues since our inception on November 5, 2010.

For the period ended September 30, 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $3,908.

For the year ended December 31, 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $5,875.

For the year ended December 31, 2013, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $17,616.

Our total assets as of September 30, 2015 are $17,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2014 are $17,000, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2013 are $18,000, consisting entirely of a prepaid expense.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to identify, acquire, commercialize, market and sell discontinued consumer product brands. Our business will fail if we cannot successfully implement our business plan, or successfully market our planned products. Additionally, if our views on the strength of nostalgia as a driver for sales of consumer products is erroneous, our financial condition and results of operations would likely suffer. See "Risk Factors–Risks Related to our Business."

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report . Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, to allow timely decisions regarding required disclosure for the reasons discussed below.

The Company has been delinquent in its Exchange Act filings.

The Company has been delinquent in its reporting due to lack of financial resources.

To mitigate the current lack of financial resources we are in the process of completing a registration statement on Form S-1 to raise $350,000, and we intend to file Form S-1 shortly after this annual report on Form 10-K is filed.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer has determined and concluded that, as of September 30, 2015, the Company's internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2015, the Company determined that the following items constituted a material weakness:

•	The financial statements prepared by the Company were not complete and did not include all of the disclosures required by generally accepted accounting principles.

•	Certain material transactions were not recorded in the general ledger.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A. Identification of Directors and Officers.

Our Board of Directors consists of Mr. William McDermitt who is also our Chief Executive Officer and President.

Our present executive officers and directors, their ages and present positions are as follows

Name	Age	Position(s)

William P. McDermitt	87	Chief Executive Officer, President and Director

Edward O'Donnell	49	Chief Financial Officer, Vice President, and Secretary

Biographical Information for William P. McDermitt and Edward O'Donnell

William P. McDermitt has had a long and varied career in marketing and advertising of food and personal products, starting as a sales representative in 1953 for Proctor & Gamble selling case foods to supermarket chains. He has held positions since then at the Drug Research Corporation selling drug products to wholesalers and chain drug stores in 11 western states, from 1957 to 1959; Young & Rubicam Advertising Agency as an account manager of personal products and baby products for Johnson & Johnson, from 1960 to 1969; and with consumer magazines in advertising sales management positions including The New York Times Magazine, Ladies' Home Journal and McCall's, selling major corporations on advertising their brands in the publications, from 1970 to 1997. Accounts have included General Foods, Johnson & Johnson, Bristol Myers, S.C. Johnson Co. and General Mills. Since stepping down from his sales management position at McCall's Magazine in 1997, Mr. McDermitt has been active as a volunteer at Riverview Hospital in Red Bank, New Jersey. Mr. McDermitt holds a Bachelors of Science degree in Marketing from the New York University School of Commerce.

Edward O'Donnell is a certified public accountant and a private financial consultant. He was the Chief Financial Officer of Audio Eye Communications, Inc, a software service company from February 2013 until March 2015. From December 2010 to January 2013, Mr. O'Donnell, was Vice President, Finance, of Augme Technologies, Inc., a mobile marketing and technology company. Prior to that, until November 2010, he was the Secretary and Chief Financial Officer of Carlyle Capital Group. Prior to that, he was the Senior Vice President of Finance & Investor Relations at ACTV, Inc. a digital media company prior to its acquisition by Liberty Media. He has provided financial and modeling expertise for many innovative projects from inception through deployment and has implemented systems and controls that lead to accurate and timely financial results. Mr. O'Donnell is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountant. Mr. O'Donnell holds a B. S. Degree in accounting from Villanova University, and in 2003, he received Master of Business Administration degree from Columbia University.

Our Bylaws provide that the Board of Directors will consist of at least one member and that our stockholders will determine the number of directors from time to time. Each director will serve for a term which will expire upon the next annual meeting of stockholders. Each director will hold office until such time as the director's successor, if any, has been elected and qualified, or until the earlier of his resignation, removal from office, or death.

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

D. Involvement in Certain Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes shall be sufficient time to complete the planned  offering.

Code of Ethics

None.

Committees of the Board of Directors

We do not have a separate audit committee, compensation committee, nominating committee, executive committee or any other committees.

The Board of Directors acts as the audit committee and oversees matters with respect to compensation and nominations of directors. The Company does not have a qualified financial expert at this time.

Item 11. Executive Compensation.

We have not paid our officers since our inception, nor do we owe, any compensation to our officers. We have not entered into any arrangements or employment agreements with either of William McDermitt or Edward O'Donnell pursuant to which either of them will be compensated now, or in the future for any services provided to us as an executive officer, and we do not anticipate entering into any such arrangements or agreements until such time as we become profitable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of December 23, 2015 with respect to:

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

Beneficial Owner	Number of Shares Beneficially Owned	Percent of SharesBeneficially Owned
William P. McDermitt, Director and Officer	500,000	13.16%
Edward O'Donnell, Officer	100,000	2.63%
All executive officers and sole director as a group (2 people)	600,000	15.79%

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

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements, and S-1 review. For the years ended December 31, 2014, 2013 and 2012, we accrued $ 4,900, $4 ,400 and $ 4,400, respectively.

Tax Fees

For the years ended December 31, 2014, 2013 and 2012, we paid $0, $0 and $0 respectively.

All Other Fees.

For the years ended December 31, 2014, 2013 and 2012, we paid $0, $0 and $0 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Exhibits:

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: December 23, 2015	By:	/s/ William P. McDermitt
William P. McDermitt, President and Chief Executive Officer

	By:	/s/ Edward O'Donnell
Edward O'Donnell, Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	December 23, 2015
William P. McDermitt

Name	Title	Date

/s/ Edward O'Donnell	Vice President and Chief Financial Officer	December 23, 2015
Edward O'Donnell

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT

STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2014 and 2013	F-3
Statements of Operations for the years ended December 31, 2014 and 2013	F-4
Statements of Changes in Stockholders' (Deficit) for the years ended December 31, 2014 and 2013	F-5
Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-6
Notes to Financial Statements for the years ended December 31, 2014 and 2013	F-7
Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31,2013	F-15
Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2014 and 2013	F-16
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) for the Nine Months ended September 30, 2014 and 2013	F-17
Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2014 and 2013	F-18
Notes to Condensed Financial Statements (Unaudited) for the Three and Nine Months ended September 30, 2014 and 2013	F-19
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-28
Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-29
Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2014 and 2013	F-30
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) for the Six Months ended June 30, 2014 and 2013	F-31
Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2014 and 2013	F-32
Notes to Condensed Financial Statements (Unaudited) for the Three and Six Months ended June 30, 2014 and 2013	F-33
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-42
Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-43
Condensed Statements of Operations (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-44
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) the Three Months ended March 31, 2014	F-45
Condensed Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-46
Notes to Condensed Financial Statements (Unaudited) for the Three Months ended March 31, 2014 and 2013	F-47
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-56
Report of Independent Registered Public Accounting Firm	F-57
Balance Sheets as of December 31, 2013 and 2012	F-58
Statements of Operations for the year ended December 31, 2013 and 2012 and for the period from November 5, 2010 to December 31, 2013	F-59
Statements of Changes in Stockholders' (Deficit) for the period from November 5, 2010 to December 31, 2013	F-60
Statements of Cash Flows for the year ended December 31, 2013 and 2012 and for the period from November 5, 2010 to December 31, 2013	F-61
Notes to Financial Statements for the years ended December 31, 2013 and 2012 and the period from November 5, 2010 to December 31, 2013	F-63
Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	F-70
Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2013 and 2012	F-71
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to September 30, 2013	F-72
Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2013 and 2012 and the period from November 5, 2010 to September 30, 2013	F-73
Notes to Condensed Financial Statements (Unaudited) for the Three and Nine Months ended September 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to September 30, 2013	F-75
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-84
Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-85
Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to June 30, 2013	F-86
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to June 30, 2013	F-87
Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2013 and 2012 and the period from November 5, 2010 to June 30, 2013	F-88
Notes to Condensed Financial Statements (Unaudited) for the Three and Six Months ended June 30, 2013 and 2012 and Period from November 5, 2010 (Inception) to June 30, 2013	F-90
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-99
Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-100
Condensed Statements of Operations (Unaudited) for the Three Months ended March 31, 2013 and 2012 and Period from November 5, 2010 (Inception) to March 31, 2013	F-101
Condensed Statements of Changes in Stockholders' (Deficit) (Unaudited) for the Period from November 5, 2010 (Inception) to March 31, 2013	F-102
Condensed Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2013 and 2012 and the period from November 5, 2010 to March 31, 2013	F-103
Notes to Condensed Financial Statements (Unaudited) for the Three Months ended March 31, 2013 and 2012 and Period from November 5, 2010 (Inception) to March 31, 2013	F-105
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-114
Report of Independent Registered Public Accounting Firm	F-115
Balance Sheets as of December 31, 2012 and 2011	F-116
Statements of Operations for the year ended December 31, 2012 and 2011 and for the period from November 5, 2010 to December 31, 2012	F-117
Statements of Changes in Stockholders' (Deficit) Equity for the period from November 5, 2010 to December 31, 2012	F-118
Statements of Cash Flows for the year ended December 31, 2012 and 2011 and for the period from November 5, 2010 to December 31, 2012	F-119
Notes to Financial Statements for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2012	F-121
Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-127
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited)	F-128
Statements of Stockholders' Equity (Unaudited) for the Nine Month Period ended September 30, 2012	F-130
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and November 5, 2010 to September 30, 2012 (Unaudited)	F-131
Notes to Condensed Financial Statements (Unaudited) for Nine Months ended September 30, 2012	F-132
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-134
Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-135
Condensed Statements of Operations for the Period November 5, 2010 (Inception) to June 30, 2012 (Unaudited)	F-136
Statements of Stockholders' Equity for the Six Month Period ended June 30, 2012 (Unaudited)	F-138
Condensed Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and November 5, 2010 to June 30, 2012 (Unaudited)	F-139
Notes to Condensed Financial Statements (Unaudited) for Six Months ended June 30, 2012	F-140
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-142
Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-143
Condensed Statements of Operations for the Three Month Periods ended March 31, 2012 and 2011 (Unaudited)	F-144
Statements of Stockholders' Equity for the Three Month Period ended March 31, 2012 (Unaudited)	F-146
Condensed Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and November 5, 2010 (inception) to March 31, 2012 (Unaudited)	F-147
Notes to Condensed Financial Statements for Three Months ended March 31, 2012	F-148
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-151

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the "Company"), as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' (deficit,) and cash flows for the two year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, the Company is subject to substantial risks and uncertainties of a new business and has not generated revenues since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Flushing, NY

February 5, 2015

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	18,000

TOTAL ASSETS	$17,000	$18,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$37,265	$32,390

Total current liabilities	37,265	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

STOCKHOLDERS' (DEFICIT) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(108,265)	(102,390)

Total stockholders' (deficit)	(70,265)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,000	$18,000

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,500	18,000

TOTAL ASSETS	$17,500	$18,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$34,890	$32,390

Total current liabilities	34,890	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(105,390)	(102,390)

Total stockholders' (deficit)	(67,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,500	$18,000

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

The unaudited interim financial statements of the Company as of September 30, 2014 and for the three and nine months period ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	18,000	18,000

TOTAL ASSETS	$18,000	$18,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$34,390	$32,390

Total current liabilities	34,390	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit)(Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(104,390)	(102,390)

Total stockholders' (deficit)	(66,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,000	$18,000

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

The unaudited interim financial statements of the Company as of June 30, 2014 and for the three and six months period ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOSTALGIA FAMILY BRANDS, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	18,000	18,000

TOTAL ASSETS	$18,000	$18,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$33,390	$32,390

Total current liabilities	33,390	32,390

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit)(Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(103,390)	(102,390)

Total stockholders' (deficit)	(65,390)	(64,390)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,000	$18,000

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

NOSTALGIA FAMILY BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

The unaudited interim financial statements of the Company as of March 31, 2014 and for the three months period ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company received $50,000 in the form of a non-interest bearing convertible promissory note. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the "Company"), a development stage company, as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit and cash flows for the two year period ended December 31, 2013 and for the period from November 5, 2010 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, the Company is subject to substantial business risks and uncertainties of a new business and has not generated revenues since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

February 5, 2015

Flushing, NY

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	18,000	30,000

TOTAL ASSETS	$18,000	$30,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	32,390	26,825

Total current liabilities	32,390	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(102,390)	(84,774)

Total stockholders' (deficit)	(64,390)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,000	$30,051

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

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

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2. ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share ("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company's Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

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

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000 maturing December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus accrued interest, if any, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

7. GOING CONCERN/RISKS AND UNCERTAINTIES (continued)

While the Company believes in  its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company's ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

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

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	19,500	30,000

TOTAL ASSETS	$19,500	$30,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$30,325	$26,825

Total current liabilities	30,325	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit)(Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(98,825)	(84,774)

Total stockholders' (deficit)	(60,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$19,500	$30,051

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

2. ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The unaudited interim financial statements of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 and for the period from November 5, 2010 (inception) to September 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company's ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	24,000	30,000

TOTAL ASSETS	$24,000	$30,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$28,825	$26,825

Total current liabilities	28,825	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit)(Note 5):
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(92,825)	(84,774)

Total stockholders' (deficit)	(54,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$24,000	$30,051

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

The unaudited interim financial statements of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 and for the period from November 5, 2010 (inception) to June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO JUNE 30, 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company's ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$-	$51
Prepaid expenses (Note 4)	27,000	30,000

TOTAL ASSETS	$27,000	$30,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$27,825	$26,825

Total current liabilities	27,825	26,825

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit)(Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	3,800	3,800
Additional paid-in capital	34,200	34,200
Deficit accumulated during the development stage	(88,825)	(84,774)

Total stockholders' (deficit)	(50,825)	(46,774)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$27,000	$30,051

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) Equity (UNAUDITED)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

1. GENERAL

Organization and Business

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and commenced planning during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model is to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

The unaudited interim financial statements of the Company as of March 31, 2013 and for the three months periods ended March 31, 2013 and 2012 and for the period from November 5, 2010 (inception) to March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

AND PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO MARCH 31, 2013

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

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

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company's ability to continue as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheet of Nostalgia Family Brands, Inc. (the "Company"), a development stage company, as of December 31, 2012, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2012, and for the period from November 5, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that Nostalgia Family Brands, Inc. will continue as a going concern. As more fully described in Note 7, the Company is a startup company subject to substantial business risks and uncertainties and has not generated revenues since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Wei, Wei & Co., LLP

Flushing, NY

February 5, 2015

NOSTALGIA FAMILY BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash (Note 2)	$51	$20,592
Prepaid expenses (Note 4)	30,000	-

Total current assets	30,051	20,592

TOTAL ASSETS	$30,051	$20,592

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 8)	26,825	200

Total current liabilities	26,825	200

Convertible promissory note payable (Notes 2 and 6)	50,000	-

Stockholders' (deficit) equity (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares and 2,050,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,800	2,050
Additional paid-in capital	34,200	18,450
Deficit accumulated during the development stage	(84,774)	(108)

Total stockholders' (deficit) equity	(46,774)	20,392

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$30,051	$20,592

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

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the "Company") is a Delaware Corporation organized on November 5, 2010 and commenced operations during the first quarter 2011. The Company aims to develop the web site "nostalgiafamilybrands.com". The Company's business model consists of plans to have manufactured and distribute products that had been popular in the 1950's and 1960's and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

All sources of revenue will be recorded pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share ("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company's common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

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

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company sold and issued a non-interest bearing convertible promissory note in the principal amount of $50,000. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible notes plus any accrued interest, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

7. GOING CONCERN/RISKS AND UNCERTAINTIES

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company subject to the substantial business risks and uncertainties inherent to a new business, including the potential risk of business failure. This raises substantial doubt about the Company's ability to continue as a going concern. The reasons for the substantial doubt along with management's plans are as follows.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD FROM NOVEMBER 5, 2010 (INCEPTION) TO DECEMBER 31, 2012

7. GOING CONCERN/RISKS AND UNCERTAINTIES (continued)

While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances that they will be successful. The Company's ability to continue as a going concern and its ability to emerge from the development stage with its planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity and/or debt financing and eventually attain profitable operations.

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

The Company has assessed all newly issued accounting pronouncements released during the nine months ended September 30, 2012, and has found none of them to have a material impact on the Company's financial statements.

3.	Going Concern	•

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history or sales, no certainty of continuation can be stated.

•

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company's ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

5.	Capital Stock Activity	•	The Company's Articles of Incorporation authorize the issuance 50,000,000 shares of one class of $0.001 par value common stock.

			o	During the three months ended March 31, 2012, the Company issued 1,750,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $17,500.

			o	During the three months ended December 31, 2011, the Company issued 2,050,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $20,500.

		•	Dividends - The Company has never issued dividends.

		•	Warrants - The Company has never issued any warrants.

		•	Options - The Company has never issued options.

6.	Advances by Related Party	•

During the year ended December 31, 2011, the Company received from William P. McDermitt, a related party, $200 in cash to establish the Company's bank account, which supplemented the Company's working capital and is included in current liabilities. Furthermore, Mr. McDermitt purchased 500,000 shares of stock for $5,000 during the first quarter 2012.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company has assessed all newly issued accounting pronouncements released during the six months ended June 30, 2012, and has found none of them to have a material impact on the Company's financial statements.

3.	Going Concern	•

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history or sales, no certainty of continuation can be stated.

•

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company's ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

5.	Capital Stock Activity	•	The Company's Articles of Incorporation authorize the issuance 50,000,000 shares of one class of $0.001 par value common stock.

			o	During the three months ended March 31, 2012, the Company issued 1,750,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $17,500.

			o	During the three months ended December 31, 2011, the Company issued 2,050,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $20,500.

		•	Dividends - The Company has never issued dividends.

		•	Warrants - The Company has never issued any warrants.

		•	Options - The Company has never issued options.

6.	Advances by Related Party	•

During the year ended December 31, 2011, the Company received from William P. McDermitt, a related party, $200 in cash to establish the Company's bank account, which supplemented the Company's working capital and is included in current liabilities. Furthermore, Mr. McDermitt purchased 500,000 shares of stock for $5,000 during the first quarter 2012.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2012, and have found none of them to have a material impact on the Company's financial statements.

3.	Going Concern	•

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has no history or sales, no certainty of continuation can be stated.

•

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company's ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

6.	Capital Stock Activity	•	The Company's Articles of Incorporation authorize the issuance 50,000,000 shares of one class of $.001 par value common stock.

☐	During the three months ended March 31, 2012, the Company issued 1,750,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $17,500.

☐	During the three months ended December 31, 2011, the Company issued 2,050,000 shares of its $0.001 par value common stock to several accredited investors for cash totaling $20,500.

		•	Dividends - The Company has never issued dividends.

		•	Warrants - The Company has never issued any warrants.

		•	Options - The Company has never issued options.

7.	Advances by Related Party	•

During the year ended December 31, 2011 Company received from William P. McDermitt, a related party, $200 in cash to establish the Company's bank account, which supplemented the Company's working capital and is included in current liabilities. Furthermore, Mr. McDermitt purchased 500,000 shares of stock for $5,000 during the first quarter 2012.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

