Form 10-Q
period 2015-09-30
Nostalgia Family Brands, Inc.
filed 2015-12-24
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2015

Common stock, $0.001 par value per share	3,800,000

In this Quarterly Report on Form 10-Q, "we", "our", "us" and the "Company" refers to Nostalgia Family Brands, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	17,000

TOTAL ASSETS	$17,000	$17,000
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$41,173	$37,265
Convertible promissory note payable (Notes 2 and 6)	50,000	-

Total current liabilities	91,173	37,265

Convertible promissory note payable (Notes 2 and 6)	-	50,000

Stockholders' (deficit) (Note 5):

Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (Deficit)	(112,173)	(108,265)

Total stockholders' (deficit)	(74,173)	(70,265)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,000	$17,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	(166)	-	(908)	-
Professional fees	(1,000)	(1,000)	(3,000)	(3,000)

Total operating expenses	(1,166)	(1,000)	(3,908)	(3,000)

Net (loss)	$(1,166)	$(1,000)	$(3,908)	$(3,000)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to financial statements.

4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2014	$3,800	$34,200	$(108,265)	$(70,265)
Net (loss)	-	-	(3,908)	(3,908)

Balance, September 30, 2015	$3,800	$34,200	$(112,173)	$(74,173)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net (loss)	$(3,908)	$(3,000)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,908	3,000

Net cash (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

	September 30, 2015	September 30, 2014
Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation (continued)

The unaudited interim financial statements of the Company as of September 30, 2015 and for the three and nine months period ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.	ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 per bank for substantially all depository accounts. At September 30, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of this financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015 and December 31, 2014, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At September 30, 2015, the Company had approximately $112,000 of unused operating losses expiring through 2035.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of September 30, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

4.	PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at September 30, 2015 and December 31, 2014 represent a prepayment of $17,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. As of September 30, 2015, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company hopes will get it sufficient time to complete a registration statement on Form S-1 to raise $350,000.

9.	SUBSEQUENT EVENTS

The Company's management has performed subsequent events procedures through December 23, 2015, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

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

For the three month period ended September 30, 2015 and 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $1,166 and $1,000, respectively.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the three and nine months ended September 30, 2015 expresses concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management. William P. McDermitt, the Company's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the periods covered by this Quarterly Report. Based on that evaluation, William P. McDermitt concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to theCompany's management, including the Company's CEO, to allow timely decisions regarding required disclosure for the reasons discussed below. Due to the Company's lack of financial resources, the Company has been delinquent in its Exchange Act filings.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of March 31, 2015, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company hopes will get it sufficient time to complete a registration statement on Form S-1 to raise $350,000.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: December 23, 2015	By:	/s/ William P. McDermitt
William P. McDermitt
President and Chief Executive Officer

By:	/s/ Edward O'Donnell
Edward O'Donnell
Vice President and Chief Financial Officer

