Form 10-K
period 2015-12-31
Nostalgia Family Brands, Inc.
filed 2016-04-15
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of common stock of the Company, par value $.001, issued and outstanding as of April 14, 2016 was 3,800,000.

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

We believe that as a person ages, he or she often feels left behind and tends to remember the "good old days" when life was simpler. We believe we can tap into these feelings and use it as a trigger for purchasing decisions, as studies have shown that seniors miss their youth and many of the products which they used during childhood that are no longer available. Older adults have a preference to purchase brands which have been established for a long time. We believe that the combination of familiarity and positive associations linger as a person ages, and we intend to build on these associations to revive a retail presence for one or more discontinued consumer product brands that at one time were widely recognized

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2015, we have not generated any revenue and incurred net losses of $(112,173). Due to the "newly-established" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

3

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

In addition, we intend to purchase advertising space for particular regions of major weekend supplements including, but not limited to, Parade and AARP Magazine, to target our market and advise the senior population that their favorite brands are once again available at retail stores in their area. We intend to purchase the advertising space through cash payments and payments in the form of shares of our common stock. We believe that advertising can be purchased for cash or stock with little or no lead time and at substantial discounts from prevailing market prices for "remainders" which are sections of a national run by these and other publications when not sold by print time; provided however, there can be no assurance that we will be successful in purchasing advertising space through cash or stock payments or at all.

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

Employees

We do not presently have any employees other than our two executive officers, neither of whom are expected to be full-time employees. Our officers are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until our business has been successfully launched and we have sufficient, reliable revenue from our operations, which is not expected for at least the next 12 months. Although we cannot reliably estimate the percentage of time each of our executive officers will spend on behalf of our Company prior to the successful launch of our business, of which we can give no assurance of success, they have each committed to spend such time as they deem reasonably necessary to launch our business. Mr. McDermitt is available to work as a full-time employee if and when we successfully launch our business. Mr. O'Donnell, our CFO, will re-evaluate his time commitments to us if and when we successfully launch our business.

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

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.'.

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

We were incorporated on November 5, 2010 and our business is in its early planning stages and has not commenced operations. Our business prospects are difficult to predict because of our limited operating history, early stage of establishment and unproven business strategy. While we intend to focus on acquiring rights to and reviving discontinued consumer product brands, there can be no assurance that we will be successful in implementing our business plan. We may never generate revenues or attain profitable operations, and our management may not succeed in realizing our business objectives.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based upon this evaluation, Management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate. The Company has been delinquent in its reporting due to lack of financial resources; management believes our controls have been sufficient.

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

We are an "emerging growth company"

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

Item 1B. Unresolved Staff Comments.

The SEC Staff had three remaining comments on the pending Amended Registration Statement on Form S-1. We will respond to the SEC Staff's comments with respect to the Form S-1 after this Form 10-K is filed.

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

Item 3. Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes shall be sufficient time to complete the Company's planned offering.

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

Item 6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 10, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. We are in a developmental stage. We have not generated any revenues to date. Our entire activity since our inception has been to launch our planned business and prepare for our proposed fundraising through an offering of our equity securities.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2015, we have not generated any revenue and incurred net losses of $(112,173). For the year ended December 31, 2015, we have generated net losses of $(5,475). Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

Business Activities to Date

As of the date of this Report on Form 10-K, we have spent time researching our proposed business and identifying potential product acquisitions. We intend to set up a website upon raising money in the offering in which we intend to engage. Our website will be located at the following address: www.nostalgiafamilybrands.com.

Results of Operations

We have not generated any revenues since our inception on November 5, 2010.

For the year ended December 31, 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $5,475.

For the year ended December 31, 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $5,875.

Our total assets as of December 31, 2015 are $17,000, consisting entirely of a prepaid expense.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements..

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

The Company has been delinquent in its reporting due to lack of financial resources and management believes our controls have not been sufficient.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO, to allow timely decisions regarding required disclosure for the reasons discussed below.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer has determined and concluded that, as of December 31, 2015, the Company's internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2015, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our fiscal years ended December 31, 2015, and 2014 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Edward O'Donnell is a certified public accountant and has been Chief Financial Officer of Audio Eye Communications, Inc, a software service company since February 2013. From December 2010 to January 2013, Mr. O'Donnell, was Vice President, Finance, of Augme Technologies, Inc., a mobile marketing and technology company. Prior to that, until November 2010, he was the Secretary and Chief Financial Officer of Carlyle Capital Group. Prior to that, he was the Senior Vice President of Finance & Investor Relations at ACTV, Inc. a digital media company prior to its acquisition by Liberty Media. He has provided financial and modeling expertise for many innovative projects from inception through deployment and has implemented systems and controls that lead to accurate and timely financial results. Mr. O'Donnell is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountant. Mr. O'Donnell holds a B. S. Degree in accounting from Villanova University, and in 2003, he received Master of Business Administration degree from Columbia University.

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

D. Involvement in Certain Legal Proceedings.

A complaint against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for an amount of indebtedness of $5,894. The claim was settled and a stipulation was filed with the court on May 8, 2014, providing for payments by the Company commencing July 1, 2014, in the aggregate amount of $6,084. Subsequently, a judgment was entered into against the Company on September 9, 2014 for the amount of $6,084 plus costs and interest from August 28, 2014. To date, $500 has been paid with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes shall be sufficient time to complete the Company's planned offering.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of October 21, 2015 with respect to:

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

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
William P. McDermitt, Director and Officer	500,000	13.16%
Edward O'Donnell, Officer	100,000	2.63%
All executive officers and sole director as a group (2 people)	600,000	15.79%

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

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements, and S-1 review. For the years ended December 31, 2015, and 2014, we accrued $4,400, and $4,900, respectively.

Tax Fees

For the years ended December 31, 2015, and 2014, we paid $0, and $0 respectively.

All Other Fees.

For the years ended December 31, 2015, and 2014, we paid $0, and $0 respectively.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: April 14, 2016	By:	/s/ William P. McDermitt
William P. McDermitt
President and Chief Executive Officer

	By:	/s/ Edward O'Donnell
Edward O'Donnell
Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	April 14, 2016
William P. McDermitt

Name	Title	Date

/s/ Edward O'Donnell	Vice President and Chief Financial Officer	April 14, 2016
Edward O'Donnell

NOSTALGIA FAMILY BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS for the years

ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the "Company"), as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. The Company's management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Family Brands, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wei, Wei & Co, LLP

April 14, 2016

Flushing, New York

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	17,000

TOTAL ASSETS	$17,000	$17,000

LIABILITIES AND stockholders' (deficit)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$42,740	$37,265

Total current liabilities	42,740	37,265

Convertible promissory note payable (Notes 2 and 6)	50,000	50,000

Stockholders' (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(113,740)	(108,265)

Total stockholders' (deficit)	(75,740)	(70,265)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,000	$17,000

See report of independent registered public accounting firm and accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	(1,075)	(475)
Professional fees	(4,400)	(5,400)

Total operating expenses	(5,475)	(5,875)

Net (loss)	$(5,475)	$(5,875)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See report of independent registered public accounting firm and accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-January 1, 2014	3,800,000	$3,800	$34,200	$(102,390)	$(64,390)
Net (loss)	-	-	-	(5,875)	(5,875)

Balance-December 31, 2014	3,800,000	3,800	34,200	(108,265)	(70,265)
Net (loss)	-	-	-	(5,475)	(5,475)

Balance-December 31, 2015	3,800,000	$3,800	$34,200	$(113,740)	$(75,740)

See report of independent registered public accounting firm and accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015		2014

Cash flows from operating activities:
Net (loss)		$(5,475)	$(5,875)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities		-	-
Change in operating assets and liabilities:
Decrease in prepaid expenses		-	1,000
Increase in accounts payable and accrued expenses		5,475	4,875

Net cash (used in) provided by operating activities		-	-

Net change in cash and cash equivalents		-	-
Cash and cash equivalents, beginning of year		-	-

Cash and cash equivalents, end of year	$		$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

F-6

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Supplemental disclosure of cash flow information	2015	2014

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of American ("GAAP").

In June 2014, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") issued Accounting Standards Update ("ASU") 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removed the development stage disclosure distinction and eliminated the "inception to date" and other related disclosures. The Company, in accordance with ASU 2014-10, early adopted ASU 2014-10 in its financial statements on January 1, 2014.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.	ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2015 and 2014, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2015, the Company had approximately $113,000 of unused operating losses expiring through 2035.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process. The Company does not have any uncertain tax positions.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2015, 2014, 2013 and 2012. For the period from November 5, 2010 (inception) to December 31, 2015, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $3,668 as general and administrative expenses in the accompanying statements of operations.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and payables. As of December 31, 2015 and 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.	ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net earnings (loss) per common share in accordance with FASB ASC 260, Earnings Per Share ("ASC 260") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company's common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at December 31, 2015 represent a prepayment of $17,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

5.	COMMON STOCK

The Company sold 3,800,000 shares of common stock to 44 investors. Among them, 500,000 shares were sold to the Company's Chief Executive Officer, and 100,000 shares were sold to the Company's Chief Financial Officer. All shares were sold at $0.01 per share.

6.	CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note in the principal amount of $50,000, maturing on June 30, 2017. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender's sole option, into shares of common stock at a conversion price of $0.10 per share.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

7.	GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its stockholders to support its daily operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

8.	UNSETTLED ACTION

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

The Company's management has performed subsequent events procedures through April 14, 2016, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statement.

