Form 10-Q
period 2016-03-31
Nostalgia Family Brands, Inc.
filed 2016-05-23
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2016
Common stock, $0.001 par value per share	3,800,000

In this Quarterly Report on Form 10-Q, "we", "our", "us" and the "Company" refers to Nostalgia Family Brands, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash (Note 2)	$-	$-
Prepaid expenses (Note 4)	17,000	17,000

TOTAL ASSETS	$17,000	$17,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$43,819	$42,740
Convertible promissory note payable (Notes 2 and 6)	50,000	-

Total current liabilities	93,819	42,740

Convertible promissory note payable (Notes 2 and 6)	-	50,000

Stockholders' (deficit) (Note 5):
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated (deficit)	(114,819)	(113,740)

Total stockholders' (deficit)	(76,819)	(75,740)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$17,000	$17,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Selling, general and administrative	$(79)	$(576)
Professional fees	(1,000)	(1,000)

Total operating expenses	(1,079)	(1,576)

Net (loss)	$(1,079)	$(1,576)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENT OF STOCKHOLDERS' (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	3,800,000	$3,800	$34,200	$(113,740)	$(75,740)
Net (loss)		-	-	(1,079)	(1,079)

Balance, March 31, 2016 (unaudited)	3,800,000	$3,800	$34,200	$(114,819)	$(76,819)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(1,079)	$(1,576)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,079	1,576

Net cash (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 per bank for substantially all depository accounts. At March 31, 2016, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At March 31, 2016, the Company had approximately $115,000 of unused operating losses expiring through 2036.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process. The Company does not have any uncertain tax positions.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2015, 2014, 2013 and 2012. For the period from November 5, 2010 (inception) to March 31, 2016, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $3,747 as general and administrative expenses in the accompanying statements of operations.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include accounts payable and accrued expenses. As of March 31, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

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

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance, after amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company's financial statements.

4.	PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of $30,000 in fees. Prepaid expenses at March 31, 2016 represent a prepayment of $17,000 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,083, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500.00 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension which the Company believes shall be sufficient time to complete this offering.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

9.	Subsequent Events

The Company's management has performed subsequent events procedures through May 19, 2016, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2015, we have not generated any revenue and incurred net losses of $(113,740). For the three months ended March 31, 2016, we have generated net losses of $(1,079). Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the three month period ended March 31, 2016 and 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $1,079 and $1,576, respectively.

Our total assets as of March 31, 2016 are $17,000, consisting entirely of a prepaid expense.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the three months ended March 31, 2016 and 2015 expresses concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management. William P. McDermitt, the Company's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the periods covered by this Annual Report. Based on that evaluation, the William P. McDermitt concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to theCompany's management, including the Company's CEO, to allow timely decisions regarding required disclosure for the reasons discussed below. However, because of the Company's lack of financial resources, the Company has been delinquent in its Exchange Act filings.

To mitigate the current lack of financial resources, on August 13, 2015 we filed with the Securities Exchange Commission a registration statement on Form S-1 to raise $350,000.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our fiscal years ended December 31, 2015, 2014 and 2013 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: May 23, 2016	By:	/s/ William P. McDermitt
William P. McDermitt President and Chief Executive Officer

	By:	/s/ Edward O'Donnell
Edward O'Donnell Vice President and Chief Financial Officer

