Form 10-Q
period 2016-09-30
Nostalgia Family Brands, Inc.
filed 2018-01-26
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 29, 2017
Common stock, $0.001 par value per share	3,800,000

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to Nostalgia Family Brands, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Prepaid expenses	$16,800	$17,000

TOTAL ASSETS	$16,800	$17,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$48,438	$42,740
Convertible promissory note payable	50,000	50,000

Total current liabilities	98,438	92,740

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated deficit	(119,638)	(113,740)

Total stockholders’ deficit	(81,638)	(75,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,800	$17,000

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	741	1,166	2,898	3,908

Operating loss	(741)	(1,166)	(2,898)	(3,908)

Interest expense	1,000	-	3,000	-

Net loss	$(1,741)	$(1,166)	$(5,898)	$(3,908)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,898)	$(3,908)
Change in operating assets and liabilities:
Decrease in prepaid expenses	200	-
Increase in accounts payable and accrued expenses	5,698	3,908

Net cash (used in) operating activities	-	-

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

1. GENERAL

Organization and Business Nature

Nostalgia Family Brands, Inc. (the “Company”) is a Delaware Corporation organized on November 5, 2010 and began developing its plan of operations during the first quarter 2011. The Company aims to develop the web site “nostalgiafamilybrands.com”. The Company’s business model consists of plans to manufacture products that had been popular in the 1950’s and 1960’s and perhaps other decades, but have been discontinued. The specific product categories include candy, food and personal hygiene products. Examples of the proposed products include: Bit-O-Licorice, Hollywood Candy Bars, Hydrox Cookies, Puffa Puffa Rice Cereal, Chipso Laundry Soap and Stopette Deodorant. These items represent some of the products that the older generations enjoyed that the Company intends to target to make available once again at retail supermarkets and drug stores.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited interim financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

All sources of revenue will be recorded when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Income Taxes

The Company recognizes deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Subsequent Events

The Company has evaluated all transactions from September 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

3. GOING CONCERN

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

5. PREPAID EXPENSES

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of fees. Prepaid expenses at September 30, 2016 represent a prepayment of $16,800 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions with the ability to sign checks.

6. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note to a third party in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share. On November 10, 2014, the third party assigned the note to another third party, and the maturity date of the convertible promissory note was extended to June 30, 2018. During the nine months ended September 30, 2016, the Company accrued interest expense of $3,000.

7. INCOME TAXES

At September 30, 2016 and December 31, 2015, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At September 30, 2016, the Company had approximately $120,000 of unused operating losses expiring beginning 2030 through 2036.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. For the period from November 5, 2010 (inception) to September 30, 2016, the Company recorded its State of Delaware franchise tax, filing fee, penalties, and interest of $4,066 as general and administrative expenses in the accompanying statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2015, we have not generated any revenue and incurred net losses of $(113,740). For the Nine months ended September 30, 2016, we have generated net losses of $(5,898). Due to the "early" nature of our business, we expect to continue to incur losses. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the three-month periods ended September 30, 2016 and 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $741 and $1,166, respectively.

For the nine-month periods ended September 30, 2016 and 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $2,898 and $3,908, respectively.

Our total assets as of September 30, 2016 and December 31, 2015 were $16,800 and $17,000, respectively, consisting entirely of a prepaid expense.

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

Liquidity and Capital Resources

We have a limited operating history. We may not be able to continue as a going concern. To date, we have not generated any revenues. We will require additional funding in order to continue operations for the next 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. On August 13, 2015, we filed with the Securities Exchange Commission a registration statement on Form S-1 to raise $350,000, which was declared effective as of June 29, 2016. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because of absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations. Management intends to raise additional funds through private placement offerings.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer. The Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the periods covered by this quarterly report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure for the reasons discussed below. However, because of the Company’s lack of financial resources, the Company has been delinquent in its Exchange Act filings.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

To mitigate the current lack of financial resources, on August 13, 2015, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to raise $350,000. The SEC declared the registration statement effective as of June 29, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		S-1		3.1	May 24, 2012

3.2	By-Laws		S-1		3.2	May 24, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOSTALGIA FAMILY BRANDS, INC.

Dated: January 26, 2018	By:	/s/ William P. McDermitt
William P. McDermitt
President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell
Vice President and Chief Financial Officer

