Form 10-K
period 2016-12-31
Nostalgia Family Brands, Inc.
filed 2018-01-30
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of common stock of the Company, par value $.001, issued and outstanding as of December 31, 2016 was 3,800,000.

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

We have limited operations during the period from November 5, 2010 (Inception) to December 31, 2016, we have not generated any revenue and incurred net losses of $(121,083). Due to the "newly-established" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

Demographics

According to our research:

•

An estimated 88 million people in the United States are over the age of 55 according to the World Factbook updated on September 24, 2015 (the “WF 2015”). We believe this large and growing segment of the population are a viable demographic market with more financial resources and an increasing awareness of their power as consumers. According to the article titled “Targeting the mature market: opportunities and challenges”, Journal of Consumer Marketing, Vol. 14 No. 4 1997, pp. 282 – 293, by George Moschis (Director of the Center for Mature Consumer Studies at Georgia State University), Euehun Lee and Anil Mathur, there were approximately 55 million people aged 55 and older and 33 million aged 65 and older in the USA, and the US elder population is expected to double by the year 2030.

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

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

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

Risks Related to Our Business

As a company with limited operations and an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

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

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate sufficient revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are as of yet unknown. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to completely execute our business plan. As a result, we may have to cease our business and liquidate any assets we own and purchasers of our common stock may lose their entire investment.

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

Although we are delinquent in our SEC filings due to lack of funding, we are in the process of rectifying our delinquency. It is the management’s intention to meet the SEC’s requirements and to be up to date in all of our filings, but we cannot ensure it because of the Company's lack of financial resources. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of the future trading in our common stock and the amount of information about our Company that is publicly available.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Based upon this evaluation, Management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate.  The Company has been delinquent in its reporting due to lack of financial resources; management identified certain deficiencies in internal control that consider to be material weaknesses.

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

Item 3. Legal Proceedings.

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of June 30, 2016, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).

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

During the period between January 3, 2011 and January 13, 2012, we issued 3,800,000 shares of our common stock to 44 investors, at a purchase price of $0.01 per share, or aggregate proceeds of $38,000. These shares were issued in a series of transactions in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(a)(5) thereof and Regulation D promulgated thereunder for transactions not involving any public offering. The Registrant believes that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each of the purchaser’s representation of sophistication in financial matters, and his or her access to information concerning the Registrant. No underwriters were involved in the foregoing sales of securities.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may be sold pursuant to the exemption provided by Section 4(a)(1) of the Securities Act or Rule 144 of the Securities Act.

To mitigate the current lack of financial resources, on August 13, 2015, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to raise $350,000. The SEC declared the registration statement effective as of June 29, 2016. No shares have been issued under the registration statement.

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

We have limited operations for the period from November 5, 2010 (Inception) to December 31, 2016, we have not generated any revenue and incurred net losses of $121,083. For the year ended December 31, 2016, we have generated net losses of $7,343. Due to the "early" nature of our business, we expect to incur losses as we expand. From inception to date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the year ended December 31, 2016, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $7,343.

For the year ended December 31, 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $5,475.

Our total assets as of December 31, 2016 are $16,800, consisting entirely of a prepaid expense.

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

Liquidity and Capital Resources

There is a limited operating history by which to evaluate the likelihood of our success or our ability to continue as a going concern. To date, we have not generated any revenues. We will require additional funding in order to continue operations for the next 12 months. If we do complete the implementation of our business plan, we may nevertheless not be able to generate sufficient revenues to become profitable, and will likely need additional funding to continue operations. We may never secure any additional funding necessary to continue our operations. On August 13, 2015 we filed with the Securities Exchange Commission a registration statement on Form S-1 to raise $350,000, which was declared effective as of June 29, 2016. No funds have been raised under the registration statement. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

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

Item 8. Financial Statements and Supplementary Data.

NOSTALGIA FAMILY BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Nostalgia Family Brands, Inc.

We have audited the accompanying balance sheets of Nostalgia Family Brands, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Family Brands, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company is subject to substantial risks and uncertainties and has not generated revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

January 29, 2018

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Prepaid expenses	$16,800	$17,000

TOTAL ASSETS	$16,800	$17,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$49,883	$42,740

Total current liabilities	49,883	42,740

Convertible promissory note payable	50,000	50,000

Stockholders’ deficit:
Common stock, $0.001 par value,
50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated deficit	(121,083)	(113,740)

Total stockholders’ deficit	(83,083)	(75,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,800	$17,000

See accompanying notes to financial statements.

F-3

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenues	$-	$-

Operating losses and expenses:
Selling, general and administrative expenses	3,343	1,075
Interest expense	4,000	4,400

Total operating expenses	7,343	5,475

Net loss	$(7,343)	$(5,475)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-January 1, 2015	3,800,000	$3,800	$34,200	$(108,265)	$(70,265)
Net loss	-	-	-	(5,475)	(5,475)

Balance-December 31, 2015	3,800,000	3,800	34,200	(113,740)	(75,740)
Net loss	-	-	-	(7,343)	(7,343)

Balance-December 31, 2016	3,800,000	$3,800	$34,200	$(121,083)	$(83,083)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(7,343)	$(5,475)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities	-	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	200	-
Increase in accounts payable and accrued expenses	7,143	5,475

Net cash (used in) provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Basis of Accounting and Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. There are no dilutive securities issued for the periods presented in the accompanying financial statements.

Subsequent Events

The Company has evaluated all transactions from December 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

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

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to rely on its stockholders to support its daily operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of fees. Prepaid expenses at December 31, 2016 represent a prepayment of $16,800 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions.

5.	CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note to a third party in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share. On November 10, 2014, the third party assigned the note to another third party, and the maturity date of the convertible promissory note was extended to June 30, 2018. During the year ended December 31, 2016, the Company accrued interest expense of $4,000.

6.	INCOME TAXES

At December 31, 2016 and 2015, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2016, the Company had approximately $120,000 of unused operating losses expiring beginning 2030 through 2036.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

7.	UNSETTLED ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment until approximately January 2015; however, the time frame which the plaintiff initially agreed upon has expired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In January 2017, the Company changed its accountant from Wei Wei & Co., LLP to GBH CPAs, PC. There were no accounting issues with respect to this change.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer. The Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the periods covered by this quarterly report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, to allow timely decisions regarding required disclosure for the reasons discussed below. However, because of the Company’s lack of financial resources, the Company has been delinquent in its Exchange Act filings.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2016, the Company determined that the following items constituted a material weakness:

•	The financial statements prepared by the Company were not complete and did not include all of the disclosures required by generally accepted accounting principles.

•	Certain material transactions were not recorded in the general ledger.

•	Lack of a functioning audit committee.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal years ended December 31, 2016, and 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our Board of Directors consists of Mr. William McDermitt who is also our Chief Executive Officer and President.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position(s)

William P. McDermitt	89	Chief Executive Officer, President and Director

Edward O’Donnell	51	Chief Financial Officer, Vice President, and Secretary

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

Edward O’Donnell is a certified public accountant and has been Chief Financial Officer of Audio Eye Communications, Inc, a software service company since February 2013. From December 2010 to January 2013, Mr. O’Donnell, was Vice President, Finance, of Augme Technologies, Inc., a mobile marketing and technology company. Prior to that, until November 2010, he was the Secretary and Chief Financial Officer of Carlyle Capital Group. Prior to that, he was the Senior Vice President of Finance & Investor Relations at ACTV, Inc. a digital media company prior to its acquisition by Liberty Media. He has provided financial and modeling expertise for many innovative projects from inception through deployment and has implemented systems and controls that lead to accurate and timely financial results. Mr. O’Donnell is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. O’Donnell holds a B. S. Degree in accounting from Villanova University, and in 2003, he received Master of Business Administration degree from Columbia University.

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

D. Involvement in Certain Legal Proceedings.

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. As of June 30, 2016, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment; however, the time frame which the plaintiff initially agreed upon has expired. The Company intends to negotiate an extension, which the Company believes shall be sufficient time to complete raising $350,000 in a private offering pursuant to the Form S-1, which went effective on June 29, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of December 31, 2016 with respect to:

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

Item 14. Principal Accounting Fees and Services.

GBH CPAs, PC is our independent registered public accounting firm.

Audit Fees

Audit fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements. For the years ended December 31, 2016, and 2015, we were billed approximately $4,000, and $4,400, respectively.

Tax Fees

For the years ended December 31, 2016, and 2015, we paid $0 and $0, respectively for tax fees.

All Other Fees.

For the years ended December 31, 2016, and 2015, we paid $0 and $0, respectively for all other fees.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: January 29, 2018	By:	/s/ William P. McDermitt
William P. McDermitt,
President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell,
Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	January 29, 2018
William P. McDermitt

Name	Title	Date

/s/ Edward O’Donnell	Vice President and Chief Financial Officer	January 29, 2018
Edward O’Donnell

