Form 10-Q
period 2017-06-30
Nostalgia Family Brands, Inc.
filed 2018-03-23
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to Nostalgia Family Brands, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Prepaid expenses	$15,300	$16,800

TOTAL ASSETS	$15,300	$16,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$51,883	$49,883
Convertible promissory note payable	50,000	50,000
Total current liabilities	101,883	99,883

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated deficit	(124,583)	(121,083)

Total stockholders’ deficit	(86,583)	(83,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,300	$16,800

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative	-	1,078	1,500	2,157

Operating loss	-	(1,078)	(1,500)	(2,157)

Interest expense	1,000	-	2,000	-

Net loss	$(1,000)	$(1,078)	$(3,500)	$(2,157)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,500)	$(2,157)
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,500	-
Increase in accounts payable and accrued expenses	2,000	2,157

Net cash (used in) operating activities	-	-

Net change in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to unaudited financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Basis of Accounting and Presentation

The accompanying unaudited interim financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

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

The Company entered into a management consulting relationship with CUBBO, Inc., which required the prepayment of fees. Prepaid expenses at June 30, 2017 represent a prepayment of $15,300 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various management functions.

6.	CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note to a third party in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share. On November 10, 2014, the third party assigned the note to another third party, and the maturity date of the convertible promissory note was extended to June 30, 2018. During the six months ended June 30, 2017, the Company accrued interest expense of $2,000.

7.	INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At June 30, 2017, the Company had approximately $124,000 of unused operating losses expiring beginning 2031 through 2037.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2017, 2016, 2015, 2014, 2013 and 2012.

8.	UNSETTLED ACTION

A claim against the Company was served on January 17, 2014 by Vintage Filings PR Newswire in the Superior Court of New Jersey for approximately $5,900 related to services rendered in 2012. The claim was settled in April 2014 for $6,084, including fees, which is included in accounts payable and accrued expenses in the accompanying balance sheets. In September 2014, $500 was paid by CUBBO, Inc. with respect to the judgment. The plaintiff initially agreed to defer taking action to enforce the judgment until approximately January, 2015; however, the time frame which the plaintiff initially agreed upon has expired. No additional action has been taken by Vintage to attempt to collect this amount.

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

We have limited operations. For the period from November 5, 2010 (Inception) to June 30, 2017, we have not generated any revenue and incurred net losses of $124,583. For the Six months ended June 30, 2017, we have generated net losses of $3,500. Due to the “early” nature of our business, we expect to continue to incur losses. To date, our cash flow requirements have been met by debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the three-month periods ended June 30, 2017 and 2016, our operating expenses were primarily comprised of general and administrative expenses and professional fees of $0 and $1,078, respectively. Decrease is attributable to less bookkeeping activities during the period ended June 30, 2017.

For the six-month periods ended June 30, 2017 and 2016, our operating expenses were primarily comprised of general and administrative expenses and professional fees of $1,500 and $2,157, respectively. Decrease is attributable to less bookkeeping activities during the period ended June 30, 2017.

Our total assets as of June 30, 2017 and December 31, 2016 were $15,300 and $16,800, respectively, consisting entirely of a prepaid expense.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		S-1		3.1	May 24, 2012

3.2	By-Laws		S-1		3.2	May 24, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002	☒

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002	☒

32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002	☒

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002	☒

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

