Form 10-K
period 2017-12-31
Nostalgia Family Brands, Inc.
filed 2020-01-24
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of shares of common stock of the Company, par value $.001, issued and outstanding as of January 24, 2020 was 3,800,000.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2017, we have not generated any revenue and incurred net losses of $127,672. Due to the “newly-established” nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

•

The number of U.S. persons age 65 and over in 2015 was estimated at more than 47 million persons according to the WF 2015 which is approximately 14.88% of the nation’s total population and greater than the populations of more than 200 of the world’s countries (GeoHive.com-2015).

•

The senior population age 55 and older controls in excess of three-fourths of the United States’ wealth (George Moschis, Director of the Center for Mature Consumer Studies at Georgia State University).

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

ASPECTS OF A REPORTING COMPANY

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 or Section 4(a) (1) of the Securities Act (“Rule 144”) as long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

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

The public may read and copy any materials which we have filed with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements, and other information with respect to issuers that file electronically with the SEC.

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

While we intend to rely heavily upon Mr. McDermitt, he has no experience serving as an officer and/or director of a publicly traded company or experience with the reporting requirements which public companies are subject to. In addition, Mr. McDermitt has no experience with the financial accounting and preparation requirements of financial statements which are required to be filed quarterly and annually under the Securities Exchange Act of 1934, as amended. Due to lack of financial resources, we were unable to timely file a number of our annual and quarterly reports with the SEC in the past. Consequently, our operations and ultimate financial success may suffer substantial harm due to our chief executive officer’s lack of experience with publicly traded companies and the financial accounting and preparation requirements of the Exchange Act.

We could be subject to SEC penalties if we do not file all of our SEC reports.

Although we are delinquent in our SEC filings due to lack of funding, we are in the process of rectifying our delinquency. It is the management’s intention to meet the SEC’s requirements and to be up to date in all of our filings, but we cannot insure it because of the Company’s lack of financial resources. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of the future trading in our common stock and the amount of information about our Company that is publicly available.

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

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board or other over-the-counter market and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;.

•	sales of capital stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any;

•	fluctuations in stock market price and volume; and

•	general economic and market conditions

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. Based upon this evaluation, Management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate. The Company has been delinquent in its reporting due to lack of financial resources; management believes our controls have been sufficient.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2017, we have not generated any revenue and incurred net losses of $127,672. For the year ended December 31, 2017, we have generated net losses of $6,589. Due to the “early” nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the year ended December 31, 2017, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $ 6,589.

For the year ended December 31, 2016, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $7,343.

Our total assets as of December 31, 2017 are $15,300, consisting entirely of a prepaid expense.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In January 2017, the Company changed its accountant from Wei Wei & Co., LLP to GBH CPAs, PC (“GBH”). There were no accounting issues with respect to this change. On November 14, 2018, the Company accepted the resignation of GBH and engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This change occurred in connection with GBH, the Company’s prior independent public accountants, resigning as a result of GBH combining with Marcum effective July 1, 2018. The engagement of Marcum has been approved by the Company’s Board of Directors.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2017, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2017, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal year ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our Board of Directors consists of Mr. William McDermitt who is also our Chief Executive Officer and President.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position(s)

William P. McDermitt	91	Chief Executive Officer, President and Director
Edward O’Donnell	54	Chief Financial Officer, Vice President, and Secretary

Biographical Information for William P. McDermitt and Edward O’Donnell

William P. McDermitt

has served as Chief Executive Officer, President and Director since shortly after the formation of the Company. Mr. McDermitt has had a long and varied career in marketing and advertising of food and personal products, starting as a sales representative in 1953 for Proctor & Gamble selling case foods to supermarket chains. He has held positions since then at the Drug Research Corporation selling drug products to wholesalers and chain drug stores in 11 western states, from 1957 to 1959; Young & Rubicam Advertising Agency as an account manager of personal products and baby products for Johnson & Johnson, from 1960 to 1969; and with consumer magazines in advertising sales management positions including The New York Times Magazine, Ladies’ Home Journal and McCall’s, selling major corporations on advertising their brands in the publications, from 1970 to 1997. Accounts have included General Foods, Johnson & Johnson, Bristol Myers, S.C. Johnson Co. and General Mills. Since stepping down from his sales management position at McCall’s Magazine in 1997, Mr. McDermitt has been active as a volunteer at Riverview Hospital in Red Bank, New Jersey. Mr. McDermitt holds a Bachelor of Science degree in Marketing from the New York University School of Commerce. We believe that Mr. McDermitt’s extensive experience makes him qualified to serve as our Chief Executive Officer, President and Director.

Edward O’Donnell has served as Chief Financial Officer, Vice President and Secretary since shortly after the formation of the Company. Mr. O’Donnell has over 23 years of experience in investment banking, advertising, private equity, investment, venture capital, technology, internet and other new media businesses. Prior to joining the Company, Mr. O’Donnell served as the Chief Financial Officer of Ameri Holdings, Inc. (OTC: AMRH) from January 2016 through December 2016. Mr. O’Donnell has served as the Chief Operating Officer of Radbourne Property Group, Inc., an innovative operator of family entertainment centers, where his primary responsibilities included raising capital, external reporting, outlining capital structure and budgeting. From February 2013 until April 2015, Mr. O’Donnell served as chief financial officer of AudioEye, Inc. (OTC: AEYE) From December 2010 until January 2013, Mr. O’Donnell served as Vice President of Finance for Augme Technologies, Inc. (Previously OTC: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O’Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O’Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (previously NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Mr. O’Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O’Donnell earned a B.S, degree in Accountancy from Villanova University in 1991 and an M.B.A. from Columbia Business School in 2003. We believe that Mr. O’Donnell’s extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer and Vice President.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of December 31, 2017 with respect to:

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

Item 14. Principal Accounting Fees and Services.

Marcum LLP is our independent registered public accounting firm. On November 14, 2018, the Company accepted the resignation of GBH and engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This change occurred in connection with GBH, the Company’s prior independent public accountants, resigning as a result of GBH combining with Marcum effective July 1, 2018. The engagement of Marcum has been approved by the Company’s Board of Directors.

Audit Fees

Audit fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements. For the years ended December 31, 2017, and 2016, we were billed approximately $ 1,500, and $4,000, respectively.

Tax Fees

For the years ended December 31, 2017, and 2016, we paid $0 and $0, respectively for tax fees.

All Other Fees.

For the years ended December 31, 2017, and 2016, we paid $0 and $0, respectively for all other fees.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: January 24, 2020	By:	/s/ William P. McDermitt
William P. McDermitt,
President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell
Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	January 24, 2020
William P. McDermitt

Name	Title	Date

/s/ Edward O’Donnell	Vice President and Chief Financial Officer	January 24, 2020
Edward O’Donnell

NOSTALGIA FAMILY BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Nostalgia Family Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nostalgia Family Brands, Inc. (the “Company”) as of December 31, 2017, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has the Company is subject to substantial risks and uncertainties of a new business and has not generated revenues since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2018.

Houston, Texas

January 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Nostalgia Family Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nostalgia Family Brands, Inc. (the "Company") as of December 31, 2016, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is subject to substantial risks and uncertainties and has not generated revenues since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We served as the Company's auditor from 2016 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

January 29, 2018

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2017	2016

Current assets:
Prepaid expenses	$15,300	$16,800

TOTAL ASSETS	$15,300	$16,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$54,972	$49,883
Convertible promissory note payable	50,000	50,000

Total current liabilities	104,972	99,883

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated deficit	(127,672)	(121,083)

Total stockholders’ deficit	(89,672)	(83,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,300	$16,800

See accompanying notes to financial statements.

F-4

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenues	$-	$-

Operating losses and expenses:
Selling, general and administrative expenses	2,589	3,343
Interest expense	4,000	4,000

Total operating expenses	6,589	7,343

Net loss	$(6,589)	$(7,343)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-January 1, 2016	3,800,000	$3,800	$34,200	$(113,740)	$(75,740)
Net loss	-	-	-	(7,343)	(7,343)

Balance-December 31, 2016	3,800,000	3,800	34,200	(121,083)	(83,083)
Net loss	-	-	-	(6,589)	(6,589)

Balance-December 31, 2017	3,800,000	$3,800	$34,200	$(127,672)	$(89,672)

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,589)	$(7,343)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,500	200
Increase in accounts payable and accrued expenses	5,089	7,143

Net cash (used in) provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

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

The Company entered into an unwritten management consulting relationship with CUBBO, Inc., which required the prepayment of fees. Prepaid expenses at December 31, 2017 represent a prepayment of $15,300 with CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various administrative functions.

5.	CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note to a third party in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share. On November 10, 2014, the third party assigned the note to another third party, and the maturity date of the convertible promissory note was extended to June 30, 2018, during 2018, the note was extended to December 31, 2019. During the year ended December 31, 2017, the Company accrued interest expense of $4,000.

6.	INCOME TAXES

The Company has not filed its federal and state tax returns since 2012. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2017, the Company had approximately $127,000 of federal and state net operating losses that may be available to offset future taxable income. At December 31, 2017 and 2016, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2017, the Company had approximately $127,000 of unused operating losses expiring beginning 2030 through 2037.

The Company is in the process of preparing and filing its federal income tax returns for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, and 2012.

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

