Form 10-K
period 2018-12-31
Nostalgia Family Brands, Inc.
filed 2020-01-24
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2018, we have not generated any revenue and incurred net losses of $151,333. Due to the "newly-established" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any financing arrangement will be sufficient to cover cash requirements during the early stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Based upon this evaluation, Management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate. The Company has been delinquent in its reporting due to lack of financial resources; management believes our controls have been sufficient.

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

We are a newly established company and have limited operations. For the period from November 5, 2010 (Inception) to December 31, 2018, we have not generated any revenue and incurred net losses of $151,333. For the year ended December 31, 2018, we have generated net losses of $23,661. Due to the "early" nature of our business, we expect to incur losses as we expand. To date, our cash flow requirements have been met in part by an equity financing and debt. If we are unable to successfully generate sufficient profits or otherwise obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern.

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

For the year ended December 31, 2018, our operating expenses were primarily comprised of selling, general and administrative expenses, professional fees, and interest expenses of $23,661.

For the year ended December 31, 2017, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $6,589.

Our total assets as of December 31, 2018 are $9,300, consisting entirely of a prepaid expense.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer has determined and concluded that, as of December 31, 2018, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2018, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal years ended December 31, 2018, and 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of December 31, 2018 with respect to:

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

Audit Fees

Audit fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements. For the years ended December 31, 2018, and 2017, we were billed approximately $16,500, and $1,500, respectively.

Tax Fees

For the years ended December 31, 2018, and 2017, we paid $0 and $0, respectively for tax fees.

All Other Fees.

For the years ended December 31, 2018, and 2017, we paid $0 and $0, respectively for all other fees.

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
Edward O’Donnell

NOSTALGIA FAMILY BRANDS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Nostalgia Family Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nostalgia Family Brands, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 24, 2020

NOSTALGIA FAMILY BRANDS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Prepaid expenses	$9,300	$15,300
TOTAL ASSETS	$9,300	$15,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$72,633	$54,972
Convertible promissory note payable	50,000	50,000

Total current liabilities	122,633	104,972

Total current liabilities	122,633	104,972

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	34,200	34,200
Accumulated deficit	(151,333)	(127,672)

Total stockholders’ deficit	(113,333)	(89,672)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,300	$15,300

See accompanying notes to financial statements

F-3

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues	$-	$-

Operating losses and expenses:
Selling, general and administrative expenses	19,661	2,589
Interest expense	4,000	4,000

Total operating expenses	23,661	6,589

Net loss	$(23,661)	$(6,589)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	3,800,000	3,800,000

See accompanying notes to financial statements.

NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-January 1, 2017	3,800,000	$3,800	$34,200	$(121,083)	$(83,083)
Net loss	-	-	-	(6,589)	(6,589)

Balance-December 31, 2017	3,800,000	3,800	34,200	(127,672)	(89,672)
Net loss	-	-	-	(23,661)	(23,661)

Balance-December 31, 2018	3,800,000	$3,800	$34,200	$(151,333)	$(113,333)

See accompanying notes to financial statements.

 NOSTALGIA FAMILY BRANDS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(23,661)	$(6,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in operating assets and liabilities:
Decrease in prepaid expenses	6,000	1,500
Increase in accounts payable and accrued expenses	17,661	5,089

Net cash (used in) provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

The financial statements do not include any adjustments that might be necessary if the Company be unable to continue as a going concern.

4. PREPAID EXPENSES

The Company entered into an unwritten management consulting relationship with CUBBO, Inc., which required the prepayment of fees. Prepaid expenses at December 31, 2018 represent a prepayment of $9,300 to CUBBO, Inc. for consulting services to be rendered in the future. CUBBO, Inc. performs various administrative functions.

5. CONVERTIBLE PROMISSORY NOTE

On December 14, 2012, the Company issued a non-interest bearing convertible promissory note to a third party in the principal amount of $50,000, maturing on December 31, 2015. In the event of default, interest shall accrue on the outstanding principal amount at a rate of 8% per annum. The holder of the note is entitled to convert all or a portion of the convertible note plus accrued interest, if any, at the lender’s sole option, into shares of common stock at a conversion price of $0.10 per share. On November 10, 2014, the third party assigned the note to another third party, and the maturity date of the convertible promissory note was extended to December 31, 2019. During the year ended December 31, 2018, the Company accrued interest expense of $4,000.

6. INCOME TAXES

The Company has not filed its federal and state tax returns since 2012. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2018, the Company had approximately $150,000 of federal and state net operating losses that may be available to offset future taxable income. At December 31, 2018 and 2017, the Company has established full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing their benefits. At December 31, 2018, the Company had approximately $150,000 of unused operating losses expiring beginning 2030 through 2038.

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

