Form 10-K/A
period 2017-12-31
Nostalgia Family Brands, Inc.
filed 2020-02-12
CIK 1544861

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

Nostalgia Family Brands, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2020 (the “Original Filing”).

This Amendment is filed solely for the purpose of correcting the tenure date in Marcum LLP’s Report of Independent Registered Public Accounting Firm. No other changes have been made.

Other than the foregoing, this Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

NOSTALGIA FAMILY BRANDS, INC.

Dated: February 11, 2020	By:	/s/ William P. McDermitt
William P. McDermitt,
President and Chief Executive Officer

	By:	/s/ Edward O’Donnell
Edward O’Donnell
Vice President and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. McDermitt	President and Chief Executive Officer	February 11, 2020
William P. McDermitt

Name	Title	Date

/s/ Edward O’Donnell	Vice President and Chief Financial Officer	February 11, 2020
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

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2016.

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

