Form 10-K/A
period 2018-12-31
Nostalgia Family Brands, Inc.
filed 2020-02-12
CIK 1544861

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

EXPLANATORY NOTE

Nostalgia Family Brands, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2020 (the “Original Filing”).

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

